Form 10-Q
period 2012-09-30
DNA PRECIOUS METALS INC.
filed 2012-11-08
CIK 1506503

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

(Mark One)
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock as of the latest practicable date: 80,344, 000  shares of Common Stock as of  October 31, 2012

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

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

PART 1 - FINANCIAL INFORMATION

Item 1.                                Financial Statements.

DNA PRECIOUS METALS, INC.
(FORMERLY ENTERTAINMENT EDUCATIONAL ARTS, INC.)
(AN EXPLORATION STAGE COMPANY)
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Consolidated Financial Statements:
Consolidated Balance Sheets as of September 30, 2012 (unaudited) and December 31, 2011	4
Consolidated Statements of Operations and Comprehensive Loss For the Nine and Three Months Ended September 30, 2012 and 2011 and Period June 2, 2006 (Inception) through September 30, 2012 (unaudited)	5
Consolidated Statements of Changes in Stockholders’ Equity (Deficit) For the Period June 2, 2006 (Inception) through September 30, 2012 (unaudited)	6
Consolidated Statements of Cash Flows For the Nine Months Ended September 30, 2012 and 2011 and Period June 2, 2006 (Inception) through September 30, 2012 (unaudited)	7
Notes to Consolidated Financial Statements (unaudited)	8

DNA PRECIOUS METALS, INC.
(FORMERLY ENTERTAINMENT EDUCATIONAL ARTS, INC.)
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2012 (UNAUDITED) AND DECEMBER 31, 2011

	IN US$
ASSETS
	SEPTEMBER 30,	DECEMBER 31,
	2012	2011
CURRENT ASSETS	(UNAUDITED)
Cash	$745,250	$556,674
Prepaid expenses	12,315	11,911
Total current assets	757,565	568,585

Fixed assets, net	944,904	198,700

Other Asset
Mining rights	15,000	15,000

TOTAL ASSETS	$1,717,469	$782,285

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$422,046	$110,069
Current portion of promissory notes	-	-
Total current liabilities	422,046	110,069

LONG TERM LIABILITIES
Promissory notes, net of current portion	711,620	491,650

TOTAL LIABILITIES	1,133,666	601,719

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $0.001 par value, 10,000,000 shares authorized
0 shares issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized
79,884,000 and 76,100,000 shares issued and outstanding, respectively	79,884	76,100
Additional paid in capital	2,019,116	1,076,900
Deficits accumulated during the development stage	(1,527,934)	(975,921)
Accumulated other comprehensive income (loss)	12,737	3,487
Total stockholders' equity (deficit)	583,803	180,566

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$1,717,469	$782,285

 The accompanying notes are an integral part of these consolidated financial statements.

DNA PRECIOUS METALS, INC.
(FORMERLY ENTERTAINMENT EDUCATIONAL ARTS, INC.)
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)
FOR THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011
AND FOR THE PERIOD JUNE 2, 2006 (INCEPTION) THROUGH SEPTEMBER 30, 2012
IN US$

					JUNE 2, 2006
	NINE MONTHS ENDED		THREE MONTHS ENDED		(INCEPTION)
	SEPTEMBER 30,		SEPTEMBER 30,		THROUGH
	2012	2011	2012	2011	SEPTEMBER 30, 2012

REVENUE	$-	$-			$-

COST OF REVENUES	-	-			-

GROSS PROFIT	-	-			-

OPERATING EXPENSES
Engineering costs	195,422	221,228	71,257	192,833	562,515
Wages and related expenses	145,327	340,882	47,700	325,882	542,715
Professional fees	134,067	59,754	49,123	14,092	301,171
Rent	12,099	13,149	4,213	4,040	30,602
General and administrative	58,134	10,709	9,440	5,369	80,868
Total operating expenses	545,049	645,722	181,733	542,216	1,517,871

OTHER INCOME (EXPENSE)
Interest expense	6,964	3,101	6,964	-	10,063
Total other income (expense)	6,964	3,101	6,964	-	10,063

NET (LOSS)	$(552,013)	$(648,823)	$(188,697)	$(542,216)	$(1,527,934)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	76,193,547	64,428,571	76,378,609	71,350,000	49,192,172

NET (LOSS) PER SHARE	$(0.01)	$(0.01)	$(0.00)	$(0.01)	$(0.03)

COMPREHENSIVE LOSS
Net loss	$(552,013)	$(648,823)	$(188,697)	$(542,216)	$(1,527,934)
Currency translation adjustment	9,250	55	(8,333)	(2,085)	12,737
Total comprehensive loss	$(542,763)	$(648,768)	$(197,030)	$(544,301)	$(1,515,197)

The accompanying notes are an integral part of these consolidated financial statements.

DNA PRECIOUS METALS, INC.
(FORMERLY ENTERTAINMENT EDUCATIONAL ARTS, INC.)
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) (UNAUDITED)
FOR THE PERIOD JUNE 2, 2006 (INCEPTION) THROUGH SEPTEMBER 30, 2012
IN US $

						Accumulated	Accumulated
					Additional	During the	Other
	Preferred Stock		Common Stock		Paid-In	Development	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Stage	Income (Loss)	Total

Balance - June 2, 2006	-	$-	-	$-	$-	$-	$-	$-

Common shares issued to founder	-	-	40,000,000	40,000	-	-	-	40,000

Net loss for the period	-	-	-	-	-	(40,000)	-	(40,000)

Balance - December 31, 2006	-	-	40,000,000	40,000	-	(40,000)	-	-

Net loss for the period	-	-	-	-	-	-	-	-

Balance - December 31, 2007	-	-	40,000,000	40,000	-	(40,000)	-	-

Net loss for the period	-	-	-	-	-	-	-	-

Balance - December 31, 2008	-	-	40,000,000	40,000	-	(40,000)	-	-

Net loss for the period	-	-	-	-	-	-	-	-

Balance - December 31, 2009	-	-	40,000,000	40,000	-	(40,000)	-	-

Common shares issued for cash	-	-	20,000,000	20,000	40,000	-	-	60,000

Net loss for the period	-	-	-	-	-	(17,531)	172	(17,359)

Balance - December 31, 2010	-	-	60,000,000	60,000	40,000	(57,531)	172	42,641

Shares issued for acquisition of mining rights	-	-	5,000,000	5,000	10,000	-	-	15,000
Shares issued to board members	-	-	5,000,000	5,000	10,000	-	-	15,000
Shares issued for interest on promissory note	-	-	1,000,000	1,000	2,000	-	-	3,000
Shares issued in private placement	-	-	3,350,000	3,350	666,650	-	-	670,000
Shares issued under employment agreement	-	-	1,500,000	1,500	298,500	-	-	300,000
Shares issued to engineer per agreement	-	-	250,000	250	49,750	-	-	50,000

Net loss for the period	-	-	-	-	-	(918,390)	3,315	(915,075)

Balance - December 31, 2011	-	-	76,100,000	76,100	1,076,900	(975,921)	3,487	180,566

Shares issued in private placement	-	-	3,784,000	3,784	942,216	-	-	946,000
Net loss for the period	-	-	-	-	-	(552,013)	9,250	(542,763)

Balance - September 30, 2012	-	$-	79,884,000	$79,884	$2,019,116	$(1,527,934)	$12,737	$583,803

The accompanying notes are an integral part of these consolidated financial statements.

DNA PRECIOUS METALS, INC.
(FORMERLY ENTERTAINMENT EDUCATIONAL ARTS, INC.)
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011
AND FOR THE PERIOD JUNE 2, 2006 (INCEPTION) THROUGH SEPTEMBER 30, 2012
IN US $

			JUNE 2, 2006
			(INCEPTION)
			THROUGH
	2012	2011	SEPTEMBER 30, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(552,013)	$(648,823)	$(1,527,934)

Adjustments to reconcile net (loss)
to net cash (used in) operating activities:
Common shares issued for services	-	318,000	408,000

Change in assets and liabilities
Increase in prepaid expenses	-	(31,980)	(19,308)
Increase (decrease) in accounts payable and accrued expenses	311,879	6,856	429,266
Total adjustments	311,879	292,876	817,958
Net cash (used in) operating activities	(240,134)	(355,947)	(709,976)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of fixed assets	(745,372)	-	(944,071)
Net cash (used in) investing activities	(745,372)	-	(944,071)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds received from promissory note	203,320	481,300	694,970
Cash received for common stock and liability for stock to be issued	946,000	640,000	1,676,000
Net cash provided by financing activities	1,149,320	1,121,300	2,370,970

Effect of foreign currency	24,762	207	28,327

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	188,576	765,560	745,250

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	556,674	39,070	-

CASH AND CASH EQUIVALENTS - END OF PERIOD	$745,250	$804,630	$745,250

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

SUPPLEMENTAL NONCASH ACTIVITY
Common stock issued for mining rights	$-	$15,000	$15,000

 The accompanying notes are an integral part of these consolidated financial statements.

DNA PRECIOUS METALS, INC.
(FORMERLY ENTERTAINMENT EDUCATIONAL ARTS, INC.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2012 AND 2011

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

The Company  acquired 10 mining claims in the Montauban Mining Project located in the Montauban and Chavigny townships near Grondines-West in the Portneuf County of Quebec, Canada (the “Property”). Presently, the Company is working on the construction of a processing mill and build-out of the infrastructure.

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

Going Concern

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated revenues since inception and has generated losses totaling $1,527,934 in their initial few years, and needs to raise additional funds to carry out their business plan.

DNA PRECIOUS METALS, INC.
(FORMERLY ENTERTAINMENT EDUCATIONAL ARTS, INC.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2012 AND 2011

NOTE 1-	ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

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
SEPTEMBER 30, 2012 AND 2011

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Exploration Stage Company

The Company is considered to be an exploration stage company as defined in ASC 915. The Company has made substantial capital investments on the property.  The infrastructure has been built-out, equipment purchased and work on the processing mill construction has commenced.

Presently, the infrastructural construction includes the foundation and erection of 16,000 sq/ft steel structure building, water and power supply installation.  The Company has completed all the access infrastructural work to the future site where the milling facilities will be located.

On September 14, 2012, the Company received the Certificate of Authorization, from the Quebec Provincial Government, to process the mining residues on the Montauban Mine Property.  The Certificate of Authorization issued to the Company allows for the construction and installation of equipment facilities to recuperate mica (muscovite) and the precious metals from the mining residues (tailings) located on the property.   Consequently, our primary objective will be to recuperate the mica and precious metals from the mining residues.  The recuperation of the precious metals from the mining residues will be less expensive than traditional mining operations primarily because the mining residues have already been crushed and grinded by prior mining companies.

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

DNA PRECIOUS METALS, INC.
(FORMERLY ENTERTAINMENT EDUCATIONAL ARTS, INC.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2012 AND 2011

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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
SEPTEMBER 30, 2012 AND 2011

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Fixed Assets

Fixed assets are stated at cost, less accumulated depreciation. Depreciation will be provided using the straight-line method over the estimated useful lives of the related assets when those assets are placed into service. Costs of maintenance and repairs will be charged to expense as incurred.

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
SEPTEMBER 30, 2012 AND 2011

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

	September 30,	September 30,
	2012	2011

Net loss	$(552,013)	$(648,823)

Weighted-average common shares
outstanding (Basic)	76,193,547	64,428,571

Weighted-average common stock
Equivalents
Stock options	-	-
Warrants	-	-

Weighted-average common shares
outstanding (Diluted)	76,193,547	64,428,571

DNA PRECIOUS METALS, INC.
(FORMERLY ENTERTAINMENT EDUCATIONAL ARTS, INC.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2012 AND 2011

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Uncertainty in Income Taxes

Under ASC 740-10-25 recognition and measurement of uncertain income tax positions is required using a “more-likely-than-not” approach. Management evaluates their tax positions on an annual basis, and has determined that as of September 30, 2012, no additional accrual for income taxes is necessary.

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
SEPTEMBER 30, 2012 AND 2011

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
SEPTEMBER 30, 2012 AND 2011

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

In 2012, the Company issued 3,784,000 shares of common stock pursuant to its registered public stock offering at $0.25 per share for a total of $946,000.

As of September 30, 2012, the Company has 79,884,000 shares of common stock issued and outstanding.

Options and Warrants

The Company has not issued any options or warrants to date.

DNA PRECIOUS METALS, INC.
(FORMERLY ENTERTAINMENT EDUCATIONAL ARTS, INC.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2012 AND 2011

NOTE 4-	FIXED ASSETS

Fixed assets consist of the following as of September 30, 2012 (unaudited) and December 31, 2011:

	Estimated
	Useful Lives	September 30,	December 31,
	(Years)	2012	2011
Building	15	$805,162	$174,117
Equipment	5	44,577	-
Land		95,165	24,583
Subtotal		944,904	198,700
Less: accumulated depreciation		(-)	(-)
Fixed assets, net		$944,904	$198,700

The building and equipment has not been placed into service as of September 30, 2012, therefore there was no depreciation recorded. The land represents a payment made to prepare a road that will lead into the building. This was completed in January 2012.

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

As of September 30, 2012, there is no provision for income taxes, current or deferred.

Net operating losses	$519,498
Valuation allowance	(519,498)

$-

At September 30, 2012, the Company had a net operating loss carry forward in the amount of $1,527,934, available to offset future taxable income through 2032.  The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

A reconciliation of the Company’s effective tax rate as a percentage of income before taxes and federal statutory rate for the periods ended September 30, 2012 and 2011 is summarized below.

DNA PRECIOUS METALS, INC.
(FORMERLY ENTERTAINMENT EDUCATIONAL ARTS, INC.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2012 AND 2011

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

The balance of $500,000 CD$ ($508,300 US$) remains outstanding as a long-term liability as of September 30, 2012.

On August 3, 2012, the Company entered into a promissory note with a non-related individual in the amount of $200,000 CD$ ($203,320), maturing November 16, 2014. The note bears interest at 12% per annum. The lender retained the first $7,000 for interest at closing and funded the Company $193,000. The balance outstanding at September 30, 2012 of $200,000 ($203,320) is a long-term liability.

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

The following table represents the fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2012:

DNA PRECIOUS METALS, INC.
(FORMERLY ENTERTAINMENT EDUCATIONAL ARTS, INC.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2012 AND 2011

NOTE 7-	FAIR VALUE MEASUREMENTS (CONTINUED)

	Level 1	Level 2	Level 3	Total

Promissory note	-	-	711,620	711,620

NOTE 8-	MINING EXPENDITURES

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

From January 1, 2012 to September 30, 2012 the Company incurred $303,706 related to the process of obtaining the Quebec Provincial authorization permit for the extraction of the precious metals in the tailings residue on the Montauban Mine Property.  During this period Laboratoire LTM was mandated to increase the recuperation percentage of the precious metals through laboratory testing and prepare a process report based on his recommended mining circuit extraction plans.  SCEB Inc. continued to work as environmental and engineer specialist overlooking and coordinating the entire authorization permit process.  Groupe Alphard continued to work on the geotech process and restoration of the mining residue park.  Solmatech was mandated to characterize the environment on the Montauban Mine Property and more specifically conduct soil tests on the future site of mining operations by the Company.  In addition, the Company received from the provincial government $108,284 in tax credits related to the expenditures form 2011.

DNA PRECIOUS METALS, INC.
(FORMERLY ENTERTAINMENT EDUCATIONAL ARTS, INC.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2012 AND 2011

NOTE 9-	SUBSEQUENT EVENTS

On October 12, 2012, the Company authorized the issuance of 460,000 shares of common stock to six different persons for their total investment of $115,000.  The above mentioned purchased their stock at $0.25 per share.

From October 1, 2012 to present the Company incurred expenses related to the development of the Montauban Mine Property located in Quebec, Canada. During this period the Company incurred $13,663 in legal expenses and $25,503 in exploration expenses.  Furthermore, Deschesnes Inc. received a second payment totaling $281,689 for the construction work of a 16 000sq/ft foundation and steel structure building.  In addition, 9216-9499 Quebec Inc. was mandated to supply main hydro power to the building premises and was paid $137,970 as a deposit towards the contract.  All of the above mentioned expenses incurred by the Company were in Canadian currency.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation

THE FOLLOWING DISCUSSION OF THE RESULTS OF OUR OPERATIONS AND FINANCIAL CONDITION SHOULD BE READ IN CONJUNCTION WITH OUR FINANCIAL STATEMENTS AND THE NOTES THERETO INCLUDED ELSEWHERE IN THIS REPORT.

Background

We were incorporated on September2, 2006 in the state of Nevada.  Our original name was Celtic Capital, Inc.   On October 20, 2008, Celtic Capital, Inc. changed its name to Entertainment Educational Arts Inc. and on May 12, 2010, the Company changed its name to DNA Precious Metals, Inc.

Our Business

We are an exploration stage mining company.  We are in the business of exploring for gold, silver and base metal deposits, primarily muscovite (mica).  On September 9, 2011 we acquired ten (10) mining claims in the Montauban Mining Project located in the Montauban and Chavigny townships near Grondines-West in Portneauf County, Quebec, Canada (the “Property”).  We acquired the Property from 9215-8062 Quebec Inc. in consideration for the issuance of 5,000,000 (5 million) shares of our common stock.   We valued the shares of our common stock at $0.003 per share for total consideration of $15,000.

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

On September 14, 2012, DNA Precious Metals Inc. was issued the Certificate of Authorization from the Quebec Provincial Government for the processing of the mining residues.  On September 28, 2012 we entered into an agreement with Deschesnes Inc. for the construction of the building foundations and the erection of the 16 000 sq/ft steel structure building.  The targeted completion date is  late  November 2012.  We also entered into an  agreement with 9216-9499 Quebec Inc. for the infrastructural and installation of hydro power supply to the steel structure building.  The targeted completion date is December 31, 2012.  (Targeted completion dates will be subject to weather conditions which could delay targeted completion dates.

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

Figure X: Montauban Tailings view looking South

MILL CONSTRUCTION

We have begun construction of a mill to process mining residues.  The foundation for the mill has been laid and the steel structure building is in the process of being erected.  We have purchased lighting generators, ventilation equipment, electrical panels, an industrial strength air conditioner as well as mica processing equipment.  We expect to install this equipment during the fourth quarter of 2012 and the first quarter of 2013.   Our focus will be to produce gold and silver concentrate in addition to a saleable mica product.  By extracting mica and producing the gold and silver concentrate, we will reduce the sulphide content of the tailings thus lowering the environmental cost for the closure at the end of the operation.

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

To keep expenditures as low as possible, we have purchased refurbished milling equipment when possible. Our larger expenses include the mill building, electrical distribution, pumps, pipe valves, spiral classifiers, Nelson concentrators, table separator, trommel, loader and a conveyor.

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

Comparison of Operating Results for the Nine Months Ended  September 30,  2012  and 2011, for the Three Months Ended September 30, 2012 and 2011  and from June 2, 2006   (“Inception”) to  September 30, 2012.

Nine Months Ended September 30, 2012 and 2011:

We have not generated revenues from operations and do not anticipate generating any revenues from operations until our mill is built and operational.

Total operating expenses for the nine months ended September 30, 2012 and 2011 totaled $552,013 and $648,823 resulting in a net loss of $(552,013) and $(648,823).  Engineering costs continue to represent a significant expense.  Although we were able to reduce our engineering costs in 2012,  engineering costs totaled $195,422 and $221,228 for the respective periods.  The primary reason for this decline is that most of our engineering costs were incurred in connection with mining studies and preliminary drilling.  Engineering related expenses were deferred pending issuance of the  issuance of the Certificate of Authorization. On September 14, 2012 the Ministry of Durable Development of the Environmental Parks (“MDDEP”) for the province of Quebec, Canada issued the Company a Certificate of Authorization.  The Certificate of Authorization  permits the Company to begin the treatment of the mining residues of Anacon Lead 1 and Anacon Lead 2 situated on the Property.   With the issuance of the Certificate of Authorization we have accelerated  the build-out of  the infrastructure  and proceed with the installation of a  custom designed milling circuit for the treatment of the mining residues.  With the issuance of the Certificate of Authorization, we expect engineering and related expenses to increase significantly.

We were able to reduce our wages and related expenses from $340,882 to $145,327.  Professional fees increased from $13,149 to $58, 134.  This increase is primarily attributable to costs incurred in connection with the filing of our registration statement and ongoing reporting obligations.

We had a net loss per share 0f $(0.01) for both quarters.

Three Months ended September 30, 2012 and 2011:

Total expenses for the three months ended September 30, 2012 were $188,697 as compared to $542,216 in 2011.      The significant decline in our operating expenses is primarily attributable to a reduction in wages from $325,882 to $47,700 and a reduction in engineering costs from $192,833  to $71,257.  Professional fees totaled $49,123 and $14,092 respectively.  We had a Net Loss per share of  $(0.01) for both periods.

Inception Through September 30, 2012:

Since Inception our expenses totaled $1,527,934 consisting primarily of $562,515 in engineering costs, $542,715 in wages and related expenses and $301,171 in professional fees.  Our Net Loss per share was $(0.03).

Source of Funds

We will require additional funding to complete the mill, build out the infrastructure and commence operations.    We filed a registration statement with the Securities and Exchange Commission and are offering 12 million shares of our common stock at $.25 per share.  As of October 31, 2012 we have sold a total of  4,244, 000 shares of our common stock and secured $1,061,000 in financing.    Prior to the effective date of the Registration Statement we secured  funding through the sales of both debt and equity securities.

We will require additional funding to complete construction of the mill and build out the infrastructure.  On a going forward basis, there can be no assurance that we will be able to secure additional capital.  Until such time as we can fully implement our business plan, it is unlikely that we will be able to reverse our continuing losses in which case you may lose your entire investment.

Liquidity and Capital Resources

Assets and Liabilities:

At September 30, 2012 we had cash totaling $745,250 and prepaid expenses totaling $12,315.  Current assets totaled $757,565.  We also had fixed assets totaling $944,904 and mining claims totaling$15,000.  Total assets were $1,717,469.  Accounts payable totaled $422,046 and long term liabilities totaled $711,620.  Total liabilities were $1,133,666,

We have a working capital surplus of $335,519.

At December 31, 2011 we had cash totaling $556,674, prepaid expenses totaling $11,911.  Current assets totaled $568,585.  Fixed assets totaled $198,700 and mining claims totaled $15,000.  Total assets were $782,285.  Current liabilities totaled $110,069, long term liabilities totaled $782,285 and our liabilities totaled $601,719.

We had a working capital surplus of $458,516.

Our cash holdings increased from $556,674 to $745,250.  This increase is directly attributable to the sale of our equity securities.  Our fixed assets increased from $198,700 to $757,565.   This increase is primarily attributable to the purchase of equipment to commence construction of the mill and the build-out of our infrastructure.   With the purchase of equipment and other expenses incurred in connection with site preparation and the construction of a mill accounts payable increased from $110,069 to $422,046.

Fixed assets at September 30, 2012 consisted of our building valued at $805,162, equipment totaling $44,577 and land valued at $95,165.  At December 31, 2011 fixed assets totaled $198,700 consisting of a building valued at $174,117 and land totaling $24,583.

At September 30, 2012 we had an accumulated deficit totaling $(1,527,934) as compared to $(975,921) at December 31, 2011.

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

Foreign Currency Exchange Rate Risk:

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

PART II. OTHER INFORMATION

 Item 1.

Legal Proceedings.

None.

Item 1A.            Risk Factors

There have been no material changes in our risk factors from those disclosed in our Registration Statement Amendment Number 8 as filed with the Securities and Exchange Commission on September27, 2012.

Item 2.
Unregistered Sales of Equity Securities.

During the three  months ended September 30, 2012 we did not issue any  unregistered securities.

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

Item 5.            Other information

None.

Item 6.            Exhibits

Exhibit No.	Description

3.1*	Articles of Incorporations
3.2*	Amendment to Articles of Incorporation changing Company’s name to Entertainment
Education Arts Inc.
3.3*	Amendment to Articles of Incorporation changing name to DNA Precious Metals, Inc.
3.4*	Amendment to Articles of Incorporation increasing the number of authorized shares
3.5*	Bylaws
10.1*	Employment Agreement with Chandik
10.2*	Employment Agreement with Girard
10.3*	Employment Agreement with Bercovitch
10.4*	Acquisition Agreement between the Company and 9215-8062 Quebec Inc.
10.5*	Promissory Note

31.1	Section 302 Certification of the Principal Executive Officer *
31.2	Section 302 Certification of the Principal Financial Officer *
32.1	Section 906 Certification of Principal Executive Officer *
32.2	Section 906 Certification of Principal Financial and Accounting Officer *

100
Financial statements for the quarterly report on Form 10-Q for the quarter ended  September 30, 2012 formatted in XBRL: (i) Consolidated  Balance Sheets ; (ii) Consolidated Statements of  Operations and Comprehensive Loss; (iii)Consolidated Statement of Changes in Stockholders' Equity;(iv) Consolidated Statements of Changes in Cash Flows; and  (v) Notes Consolidated Financial Statements.

* Previously filed as an exhibit to the Company’s Form S-1 Registration Statement filed December 20, 2011

SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DNA Precious Metals, Inc.

Date: November 8, 2012
By: /s/ James Chandik
James Chandik
Chief Executive Officer

Date: November 8, 2012

By:/s/Jeffrey Bercovitch
Jeffrey Bercovitch
Chief Financial Officer