Form 10-K
period 2012-12-31
DNA PRECIOUS METALS INC.
filed 2013-03-13
CIK 1506503

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C.

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2012

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: _____________ to _____________

Commission file number 333-178624

DNA PRECIOUS METALS, INC.
 (Exact name of registrant as specified in its charter)

Nevada	37-1640902
(State or other jurisdiction	(I.R.S. Employer
of Incorporation)	Identification No.)

9125 rue Pascal Gagnon, Suite 204 Saint Leonard, Quebec Canada HIP IZ4
(Address of principal executive offices)

Registrants telephone number including area code:   (514) 852-2111

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.001 par value	None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act☐ Yes☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act from their obligations under those Sections.
☐ Yes☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
☒  Yes  ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Non-accelerated Filer ☐

Accelerated Filer ☐	Smaller Reporting Company ☒|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
☐ Yes ☒ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant computed by reference to the price at which the common equity was last sold, or the average bid and asked price for such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter was approximately $9,900,000 (Based on a sales price of $.25 per share, representing the sales price of the Company’s common stock on June 30, 2012.)

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

☐ Yes                                ☐ No

APPLICABLE ONLY TO CORPPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:  85, 528,000 of common stock, $0.001 par value as of  March 1, 2013.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Item 1. Business

DNA Precious Metals, Inc. (“we”, “us” “our” or the “Company”) is a Nevada corporation organized June 2, 2006.  Our original name was Celtic Capital, Inc.   On October 20, 2008, we changed our name to Entertainment Education Arts Inc.   On May 12, 2010, we changed our name to DNA Precious Metals, Inc. to more accurately reflect our new business plan.

We are an exploration stage mining company whose business objective is to identify proven reserves of gold and silver, construct a mill, build out the Property’s infrastructure and place the mine into production.   The Montauban Mining Project is located in the Montauban and Chavigny townships near Grondines-West in Portneauf County, Quebec, Canada (the “Property”).  The Property does not contain any known ore reserves according to the definition of ore reserves under Industry Guide 7 promulgated by the Securities and Exchange Commission (“SEC”).  Further work is required on the Property before a final determination as to the economic and legal feasibility of a mining venture can be made. There is no assurance that a commercially viable deposit will be proven through our exploration efforts.  The funds expended on our properties may not be successful in leading to the delineation of ore reserves that meet the criteria established under SEC guidelines.

1.	MEASUREMENTS AND GLOSSARY

For ease of reference in reviewing our business, we are providing you with conversion information and abbreviations. 1 acre	= 0.4047 hectare	1 mile	= 1.6093 kilometers

1 foot	= 0.3048 meter	1 troy ounce	= 31.1035 grams

1 gram per metric ton	= 0.0292 troy ounce/ short ton	1 square mile	= 2.59 square kilometers

1 short ton (2000 pounds)	= 0.9072 ton	1 square kilometer	= 100 hectares

1 ton	= 1,000 kg or 2,204.6 lbs	1 kilogram	= 2.204 pounds or 32.151 troy oz

1 hectare	= 10,000 square meters	1 hectare	= 2.471 acres

The following abbreviations may be used herein:

Au	= gold	m2	= square meter

G	= gram	m3	= cubic meter

g/t	= grams per ton	Mg	= milligram

Ha	= hectare	mg/m3	= milligrams per cubic meter

Km	= kilometer	T or t	= ton

Km2	= square kilometers	Oz	= troy ounce

Kg	= kilogram	Ppb	= parts per billion

M	= meter	Ma	= million years

GLOSSARY OF MINING TERMS

The following mining terms are used throughout this registration statement.

SEC Industry Guide 7 Definitions

exploration stage	An “exploration stage” prospect is one which is not in either the development or production stage.

development stage
A “development stage” project is one which is undergoing preparation of an established
Commercially mineable deposit for its extraction but which is not yet in production. This stage occurs after completion of a feasibility study.

mineralized material	The term “mineralized material” refers to material that is not included in the reserve as it does not meet all of the criteria for adequate demonstration for economic or legal extraction.

probable reserve
The term “probable reserve” refers to reserves for which quantity and grade and/or quality are computed from information similar to that used for proven (measured) reserves, but the sites for inspection, sampling, and measurement are farther apart or are otherwise less adequately spaced. The degree of assurance, although lower than that for proven reserves, is high enough to assume continuity between points of observation.

production stage	A “production stage” project is actively engaged in the process of extraction and beneficiation of mineral reserves to produce a marketable metal or mineral product.

proven reserve
The term “proven reserve” refers to reserves for which (a) quantity is computed from dimensions revealed in outcrops, trenches, workings or drill holes; grade and/or quality are computed from the results of detailed sampling and (b) the sites for inspection, sampling and measurement are spaced so closely and the geologic character is so well defined that size, shape, depth and mineral content of reserves are well-established.

reserve
The term “reserve” refers to that part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination. Reserves must be supported by a feasibility study done to bankable standards that demonstrates the economic extraction. (“Bankable standards” implies that the confidence attached to the costs and achievements developed in the study is sufficient for the project to be eligible for external debt financing.) A reserve includes adjustments to the in-situ tons and grade to include diluting materials and allowances for losses that might occur when the material is mined.

Additional Definitions

alteration	Any change in the mineral composition of a rock brought about by physical or chemical means.

assay	A measure of the valuable mineral content.

dip	The angle that a structural surface, a bedding or fault plane, makes with the horizontal, measured perpendicular to the strike of the structure.

disseminated	Where minerals occur as scattered particles in the rock.

fault	A surface or zone of rock fracture along which there has been displacement.

feasibility study
A comprehensive study of a mineral deposit in which all geological, engineering, legal, operating, economic, social, environmental and other relevant factors are considered in sufficient detail that it could reasonably serve as the basis for a final decision by a financial institution to finance the development of the deposit for mineral production.

formation	A distinct layer of sedimentary rock of similar composition.

geochemistry	The study of the distribution and amounts of the chemical elements in minerals, ores, rocks, solids, water, and the atmosphere.

geophysics	The study of the mechanical, electrical and magnetic properties of the earth’s crust.

geophysical surveys	A survey method used primarily in the mining industry as an exploration tool, applying the methods of physics and engineering to the earth’s surface.

geotechnical	The study of ground stability.

grade	Quantity of metal per unit weight of host rock.

heap leach
A mineral processing method involving the crushing and stacking of an ore on an impermeable liner upon which solutions are sprayed to dissolve metals i.e. gold, copper etc.; the solutions containing the metals are then collected and treated to recover the metals.

host rock	The rock in which a mineral or an ore body may be contained.

in-situ	In its natural position.

lithology
The character of the rock described in terms of its structure, color, mineral composition, grain size and arrangement of tits component parts, all those visible features that in the aggregate impart individuality to the rock.

mapped or geological mapping	The recording of geologic information including rock units and the occurrence of structural features, and mineral deposits on maps.

mineral	A naturally occurring inorganic crystalline material having a definite chemical composition.

mineralization	A natural accumulation or concentration in rocks or soil of one or more potentially economic minerals, also the process by which minerals are introduced or concentrated in a rock.

outcrop	That part of a geologic formation or structure that appears at the surface of the earth.

open pit or open cut	Surface mining in which the ore is extracted from a pit or quarry, the geometry of the pit may vary with the characteristics of the ore body.

Ore	Mineral bearing rock that can be mined and treated profitably under current or immediately foreseeable economic conditions.

ore body	A mostly solid and fairly continuous mass of mineralization estimated to be economically mineable.

ore grade	The average weight of the valuable metal or mineral contained in a specific weight of ore i.e. grams per ton of ore.

oxide	Gold bearing ore which results from the oxidation of near surface sulfide ore.

preliminary assessment	A study that includes an economic analysis of the potential viability of Mineral Resources taken at an early stage of the project prior to the completion of a preliminary feasibility study.

QA/QC	Quality Assurance/Quality Control is the process of controlling and assuring data quality for assays and other exploration and mining data.

quartz	A mineral composed of silicon dioxide, SiO2 (silica).

rock	Indurated naturally occurring mineral matter of various compositions.

sampling analytical variance/precision	An estimate of the total error induced by sampling, sample preparation and analysis.

sediment	Particles transported by water, wind or ice.

sedimentary rock	Rock formed at the earth’s surface from solid particles, whether mineral or organic, which have been moved from their position of origin and re-deposited.

strike	The direction or trend that a structural surface, e.g. a bedding or fault plane, takes as it intersects the horizontal.

strip	To remove overburden in order to expose ore.

tailings	The residue from an ore crushing plant.

THE PROPERTY

The Montauban Property was acquired from Company 9215-8062 Quebec Inc. in exchange for the issuance of 5,000,000 shares of our common stock. The previous claim owner, Rocmec Mining Inc., exchanged its ten claims to Forage Magma Inc. for drilling equipments it needed at the time. Soon thereafter, Forage Magma Inc. sold those claims to 9215-8062 Quebec Inc.  The ten claims were registered in the Quebec Government files directly from Forage Magma to 9215-8062 Quebec Inc.

No royalty payments are due in connection with the acquisition of the mining claims.  We have paid the administrative fees with respect to the mining claims in Quebec through  2012.  Thereafter, we will be required to pay every two years an administrative fee of $452 for all of the mining claims.

We are also required to allocate resources to each of the claims.  The Quebec Ministry of Resources requires us to incur $19,750 in expenses directly related to the development of our mining claims.

We currently have a credit of approximately $76,800 which we can allocate amongst the ten mining claims. The credit is attributable to work that we have already completed on several of the mining claims

MINING HISTORY

The Montauban Tailings under study known as the “recent tailings” were produced by Anacon Lead Mines Ltd. between 1948 and 1955 and are situated within one kilometer northwest of the village. Reported production from this period amounts to over 87 M lbs of zinc, 34 M lbs of lead, close to 17,000 ounces of gold and over 2.6 M ounces of silver, extracted from a total of 1,375, 371 tons of ore processed.

GEOLOGY

Regional geology is mostly comprised of three main rock groups: the basement crust, the supracrustal rocks and the intrusive rocks which were respectively identified as the Mekinac Group, the Montauban Group and the La Bostonnais Complex. The Montauban Deposit is a three-kilometer long mineralized formation with a geology that is fairly complex being located within an extensively folded sequence of amphibolite facies rocks that are sandwiched between intrusions of granodioritic to gabbroic composition. In the mine area, these metamorphic rocks strike roughly North-South and dip ±60° to the East and consist of migmatitic biotite gneiss, amphibolite, quartzofeldspathic biotite gneiss and quartzite.

DRILLING SUMMARY

 A systematical sampling program was developed to provide an accurate and homogeneous grid of data to estimate the Montauban Tailings potential. A 24 holes percussion drilling campaign was performed totaling 143.1 meters. This percussion drilling campaign was completing a previous 25 holes drilled earlier. A total of 49 holes totaling 302.3 meters of drilling were completed.  No proven or indicated reserves were identified.

PROPERTY DESCRIPTION AND LOCATION

The Montauban Property is composed of 10 mining claims totaling 340.36 hectares located in the Montauban-les-Mines sector of the Notre-Dame-de-Montauban municipality, in the Montauban Township, Portneuf County, Province of Quebec. The property is located 120 km east of Quebec City and 80 km north of Trois-Rivières. The Montauban Tailings are located one kilometer west of Montauban-les-Mines with multiple land accesses. Manpower, water and electric power are easily available within the very same distance.

Figure I: Montauban Property Location Map

Pertinent data concerning the claims are presented in table I, these coming from the Quebec Government GESTIM website.

Table I: List of Claims

Claim #	Range	Lot	Area	Excess Work
1037669	1	42	12.55	$48,862.78
1118666	1	41	11.49	$0
1118667	1	41	12.32	$1,624.78
5233236	1	47	46.40	$23,900.91
5233237	1	46	48.80	$4,409.14
5233327	1	44	44.20	$0
5233328	1	45	43.30	$0
5233329	1	39	40.50	$0
5233330	1	40	40.50	$0
5233336	1	43	40.30	$0
Total			340.36

Figure II: Claim Reference Map

 The Montauban Tailings are actually under the Government responsibility since the site was declared orphan. There are no environmental liabilities as such. However, the Company will have to obtain the necessary permits from the Authorities to realize any further field work having an impact on the environment, especially if remobilization of tailings is considered, as these are considered by the Authorities as toxic wastes.

ACCESS, CLIMATE, LOCAL INFRASTRUCTURES AND PHYSIOGRAPHY

The Montauban Municipality is accessible by route 363 from highway 40 linking Quebec City (120 km to the east) and Trois-Rivières (80 km to the southeast). Access to railway is also available less than 10 km to the northeast in Notre-Dame-des-Anges. The Montauban Tailings are located one kilometer west of Montauban-les-Mines with multiple land accesses.

 From 1971 to 2000, Environment Canada Statistics reports daily average temperature of 18,8 °C in July and -14,2 °C for January. The extreme minimum temperature registered was of -45 °C (February 23, 1972) and the extreme maximum temperature reached 36,7 °C (August 1, 1975). The snow cover spreads from November to April, February being the month with the most important snow accumulation. The average yearly precipitation is 1138,8 mm, including rainfall (878,7 mm) and snowfall (260,2 mm). This data was collected at the Lac aux Sables station about 10 km to the northwest of Montauban.

Manpower, water and electric power are easily available within one-kilometer distance from the Montauban-les-Mines village. The region is rural, most of the farmers growing potatoes and corn. The equipment and personnel specialized in quarries are available within a 30 km radius from the Montauban Tailings in the surrounding municipalities (Notre-Dame-de-Montauban, St-Ubalde, Lac-aux-Sables, St-Casimir, St-Marc-des-Carrières and Ste-Thècle).

The area’s physiography is characterized by argilitic and sandy plateaus forming the foothills of the Laurentides. The Montauban Property is limited to the North West by the Batiscan River which is the main effluent in the area draining most of the Property towards the south to the St-Lawrence River. The topography consists of numerous small hills reaching an altitude of up to 220 m above the sea level from the valleys standing in average at 160 m elevation.

HISTORY

The mining history of the area began in 1910 with the discovery of the Pb-Zn Montauban Deposit by Mr. Elzéar Gauthier. The exploitation of the numerous base metal zones of the Montauban Mine were performed over the years by a series of successive owners: Mr. E. Gauthier (1910-1911), Mr. P. Tétreault (1911-1914), the Weedon Mining Company (1914-1915), the Zinc Company Ltd. (1915-1921), the Tetreault Estate (1921-1924), the British Metal Corporation (1925-1929), the Tetreault Estate (1929-1937), the Siscoe Metals Ltd./War Time Metals Corporation (1942-1944), Anacon Lead Mines Ltd. (1948-1956) and the Ghysleau Mining Corporation Ltd. (1957-1966). In 1966, most of the installations were decommissioned, and the mining rights on the Anacon Property expired in 1972.

In 1974, Muscocho Exploration Ltd. acquired the mining rights and performed over the following years numerous exploration programs leading to the definition of sufficient gold resources to start commercial gold production in 1983. The mine did produce gold and silver up to 1990 when production was stopped due to ore exhaustion. Over its production period, Muscocho processed 813,632 tonnes of ore producing 92,553 oz of gold and 323,376 oz of silver.

 In 1981, a systematic sampling program was performed by Boville Resources Ltd. to evaluate the quantity and quality of mine tailings at Montauban-les-Mines, those tailings being the first period of exploitation between 1914 and 1944 located south of the access road to Montauban-les-Mines (Depatie (1982).

In 1999, Mirabel Resources Inc. performed a soil survey, a mag-VLF survey, some trenching and 18 diamond drill holes mostly on the south zone. In 2000-2001, more trenching and 17 short diamond drill holes were done on the north zone.

In 2003, Mirabel Resources Inc. performed limited gravimetrical tests on 4 samples equally split between core samples from former diamond drill holes and tailing samples of the “old tailings” taken close by the access road to Montauban-les-Mines (Bernard (2003)). The results showed that the gravimetric method gave good recoveries for the tailing samples but nothing significant for the rock samples.

The Montauban Tailings under study are known as the “recent tailings” located close to one kilometer north west of the village itself and that were produced from 1948 to 1955 by Anacon Lead Mines Ltd. Reported production from this period amounts to over 87 M lbs of zinc, 34 M lbs of lead, close to 17,000 ounces of gold and over 2.6 M ounces of silver, extracted from a total of 1,375,371 tons of ore processed.

GEOLOGY

Regional geology consists of three main rock groups: the basement crust, the supracrustal rocks and the intrusive rocks which were respectively identified as the Mekinac Group, the Montauban Group and the La Bostonnais Complex

The Montauban Group is composed of Helikian supracrustal rocks. Those are various gneiss, quartzites, amphibolites, metabasalts and calcosilicated rocks reaching less than 2 kilometers in thickness. The Montauban deposit is located in the upper part of this unit.

The Montauban Group is bordered to the East by the La Bostonnais Complex, an intrusive rocks complex formed of basic, tonalitic and felsic igneous rocks. To the West, the Montauban Group is in contact with the Mekinac Group mostly composed of charnockitic migmatites.

The Montauban Deposit is a three-kilometer long mineralized formation with a geology that is fairly complex being located within an extensively folded sequence of amphibolite facies rocks that are sandwiched between intrusions of granodioritic to gabbroic composition. In the mine area, these metamorphic rocks strike roughly North-South and dip ±60° to the East and consist of migmatitic biotite gneiss, amphibolite, quartzofeldspathic biotite gneiss and quartzite.

Locally, the Montauban mineralization is contained within a thin complex package of biotite gneiss, nodular sillimanite gneiss, cordierite-antophyllite gneiss, calc-silicate rocks and rocks as meta-exhalites (tourmalinite and, along strike iron formation and carbonate rocks).

The Montauban deposit is distributed within numerous different zones along the strike length of the mineralization, from South to North we have the zones: South, Tétreault, A, C, North and Montauban. All zones are zinc bearing with the exception of the South and North zones which are gold bearing.

MINERALIZATION

The base metal mineralization found in Montauban is massive to semi-massive sulphides, coarsely grained and mostly composed of sphalerite, galena, pyrrhotite, pyrite and chalcopyrite with minor quantities of cubanite, tetrahedrite and molybdenite.

The gold bearing mineralization is marginal and consists of disseminated pyrrhotite, galena, sphalerite and chalcopyrite with a large range of minor sulphides, sulphosalts and native minerals.

MONTAUBAN TAILINGS

The Montauban Tailings are covering a total area of 53,093 m² and amounts to a total volume of 250,750 m³. Since this volume is composed of tailings and that the water table is located within most of the blocks derived from each hole, the specific gravity of the material had to be evaluated to estimate the tonnage that is present on site. The estimation of the specific gravity was performed on the last drilling campaign 24 holes since no recovery evaluation is available from the first drilling campaign. Recovery of tailings in the sampling process averaged about 76% from the last percussion drilling campaign. Recoveries were ranging from 40 to 100%, the lowest values being associated to the high water content of the deepest samples, the water table being at a depth of about 4,6 m (15 ft) within the pile of tailings. The averaged recovery was in the order of 81% (68 samples) for the upper portion of the tailings and it dropped to below 64% (27 samples) for the deeper portion (below the water table). The specific gravity is then estimated to be 1, 71 g/cm³.

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

Montauban Tailings Typical Sections

Figure X: Montauban Tailings View Looking South

A total of 49 blocks were defined from the two previous percussion drilling campaigns. The drilling pattern is essentially regular with a hole each and every 30 meter on average. The block volumes were calculated with the help of the computer modeling program that defined one polygon for each and every hole drilled. The perimeter of the tailings was mapped with the help of a GPS device, this perimeter is the limit where the surface meshing of the holes’ collars meets the meshing of the bottom of the holes.  The block size is fairly regular averaging 8,740 tons, the smallest block being # 26 at 1 342 tons and the biggest one being # 21 at 24 334 tons.

To these metals one should add the mica content of the Montauban Tailings, the mica being mostly composed of the phlogopite type with some muscovite and minor amounts of biotite. The mica content is estimated to be at least 10 % of the total volume.  The mica is an industrial mineral that is valued according to the market conditions.

DRILLING RESULTS

The distribution of metals within the tailings is not homogeneous.  It was demonstrated with the 49 holes drilled on the Montauban Tailings that recoveries dropped from 81 to less than 64 % below the 4,6 m (15 ft) horizon, which is more or less the location of the water table within the Tailings. The impact is seen on metal content when gold is 67 % richer over this horizon, silver is up 73%, Copper also up 63%, and the winner being lead with a jump of 149%. The only one being evenly distributed is the zinc.

Example of Block 15 Showing Richer Upper Portion of Montauban Tailings

MILL CONSTRUCTION

We are constructing a mill to process mining residues. Our focus will be to produce gold and silver concentrate in addition to a saleable mica product.  By extracting mica and producing the gold and silver concentrate, we will reduce the sulphide content of the tailings thus lowering the environmental cost for the closure at the end of the operation.

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

To keep expenditures as low as possible, we have used refurbished milling equipment when possible. Our larger expenses include the mill building, electrical distribution, pumps, pipe valves, spiral classifiers, Nelson concentrators, table separator, trommel, loader and a conveyor.

Special attention will be devoted to the potential of the surrounding area to produce more tailings, whether from the S-W extension of the actual deposit onto the adjoining property, or from the zone North of the access road (former exploitation), or again from the old tailings (on the Excel adjoining property). All these tailings will have to be neutralized in order to permanently close the site. The actual gross problematic is in the hands of the Government and it is highly probable that they would be interested in ruling it out with the least amount of expenses as possible. It should also be noted that the Government files are reporting that more than 2 million tones of tailings are located in numerous piles in the surroundings of the Montauban village).

We anticipate that the mill will be able to process 1,000 tons per day. By constructing our own mill we will be able to reduce transportation costs.

With this exception, the actual presence of tailings in Montauban, no environmental problems are reported for the Montauban Tailings (known as the recent tailings).

PROPERTY DEVELOPMENT

The Company has completed construction of all access roads to and from the new milling facility.  The hydro power source to the milling facility totaling 1.3 kilometers has been completed.  The main power line consists of 2,500 amperes total output power and has been brought inside the newly erected 16,000 sq/ft steel structure building.

We have hired 9216-9499 Quebec Inc. as the electrical contractor.  In addition to the main power source line already completed, 9216-9499 Quebec Inc. has been hired to do all the electrical work inside the milling facility including the  wiring of the entire building, installation of heating and air conditioning system, lighting supply, ventilation system installation and complete electrical set-up of all milling equipment.  The contract price is $285,000CAD (approximately $279,300 U.S. based on an exchange ratio of $.98). The Contractor, 9216-9499 Quebec Inc., has received a retainer of $100,000 CAD ($98,000 U.S.) and has begun the preliminary work.  The work is expected to be completed in the summer of 2013.  At this time all the milling processing equipment is expected to be in place and ready for preliminary processing of the mining residues.

DNA hired Construction and Demolition Deschesnes was hired to complete the civil construction of the steel structure building.  The total contract price is $470,000CAD (approximately $460,600 U.S.) of which $370,000 CAD (approximately $362,600 U.S.) has been paid to date.  The remaining balance will be paid on completion of the work.  The pouring of the cement interior floor of the steel structure building remains to be completed.  This work has been temporarily delayed due to cold weather.

Also included in the price of the civil construction of the steel structure building was various equipment including lighting fixtures, 2,000 amperes electrical breaker system, heating system, air conditioning system, and back-up generator.  This equipment will be installed by the electrical contractor and is included in the contract price.

DNA has purchased the Humphey Spirals necessary for the production of the mica product.  In total, 128 spirals were purchased and is presently stored in three 40 foot containers.  This equipment is necessary as a first step of the recovery of the precious metals as it will remove all the mica material through gravity separation.  The successful extraction process of the gold and silver from the mining residues can only be obtained after the mica is removed from the mining residues.

POSSIBLE FURTHER ACTIVIITIES

 We will also define further the local potential of other sources such as additional tailings or underground resources underneath the Property or close-by in the Montauban area.

SUBSEQUENT EVENTS

On  March 4, 2013 754 2542 Canada Inc. executed an agreement with the Company whereby 754 2542 Canada agreed to accept  2.5 million  shares of common stock in satisfaction of all amounts due and owing 754 2542 Canada  Inc. pursuant to the promissory note executed between the parties and dated May 13, 2011.  Despite the dilution that shareholders will experience as a result of this transaction, Management believes that the exchange of debt for equity is in the best interests of the Company as it will preserve much needed working capital.

Item 1A.  Risk Factors

We are an exploration stage company and our business plan is unproven.  We have generated no revenues from our operations and incurred operating losses since our inception.

We are an exploration stage company, our business plan is unproven, and we cannot assure you that we will ever achieve profitability or, if we achieve profitability, that it will be sustainable.  We are subject to all of the risks inherent in a new business.  We have not generated any revenues to date.  At December 31, 2012 we had current assets in the amount of $603,360  and current liabilities totaling $310,784 and Long term liabilities totaled $502,550.  We had a working capital surplus of $292,586 and deficits accumulated in the exploration stage of $1,773,047 as of December 31, 2012.  We have a working capital surplus at December 31, 2011 of $458,516.  We may require additional financing to become fully operational.  We currently have no commitment for additional funding.  There can be no assurance that we will be able to secure additional funding, or if available, available on terms acceptable to us.

We have no proven reserves.

The Property does not have known reserves of commercial gold or silver.  Our long-term success will be related to the cost and success our exploration and mining programs.  Mining for gold and silver and base metals is a highly speculative business, involving a high degree of risk. Few properties which are explored are ultimately developed into producing mines.  There is no assurance that our exploration program will result in any discoveries of commercial quantities of gold or silver.   There is also no assurance that, even if commercial quantities of gold or silver are discovered, a mine can be brought into commercial production. Production/discovery of gold and silver is dependent upon a number of factors, not the least of which is the technical skill of the exploration personnel involved. The commercial viability of a mine is also dependent upon a number of factors, many of which are beyond our control, such as the worldwide economy, the price of gold and silver, government regulations, including regulations relating to royalties, allowable production and environmental protection.

During our operations unexpected events may occur, including labor unrest, changes in government regulations, fires, floods, or earthquakes. It is not always possible to fully insure against such risks and we may decide not to take out insurance against such risks as a result of high premiums or for other reasons. Should such liabilities arise, they may impede our exploration activities, raise costs and otherwise reduce the commercial viability of the Property.

We may not identify proven reserves and our estimates may be inaccurate.

There is no certainty that any expenditures made in our exploration program will result in discoveries of commercially recoverable quantities of gold, silver or any base metal.   Most exploration projects do not result in the discovery of commercially extractable deposits of gold or silver and no assurance can be given that any particular level of recovery will in fact be realized or that any identified leasehold interest will ever qualify as a commercially developed. Estimates of mineralization, reserves, deposits and production costs can also be affected by such factors as environmental regulations and requirements, weather, environmental factors, unforeseen technical difficulties, unusual or unexpected geological formations and work interruptions. Material changes in estimated reserves, exploration and mining costs may affect the economic viability of any project.

We will be required to locate mineral reserves for our long-term success.

Mines have limited lives based on proven and probable mineral reserves that are depleted in the course of production. To ensure continued viability we must offset depleted reserves by replacing and expanding our mineral reserves, through further exploration at the Property and/or the acquisition of new properties. Even if additional reserves are discovered, the process from exploration to production can take many years, during which the economic feasibility of production may change. Therefore, our ability to maintain or increase annual production of gold and other base or precious metals once mining activities commence, if at all, will be dependent almost entirely on our ability to bring new mines into production.

Mining is inherently dangerous and subject to conditions or events beyond our control, which could have a material adverse effect on our business.

Mining involves various types of risks and hazards, including:

•	environmental hazards;
•	power outages;
•	metallurgical and other processing problems;
•	unusual or unexpected geological formations;
•	flooding, fire, explosions, cave-ins, landslides and rock-bursts;
•	inability to obtain suitable or adequate machinery, equipment, or labor;
•	metals losses; and
•	periodic interruptions due to inclement or hazardous weather conditions.

These risks could result in damage to, or destruction of, mineral properties, production facilities or other properties, personal injury, environmental damage, delays in mining, increased production costs, monetary losses and possible legal liability.

Exploration for economic deposits of gold and silver is speculative.

Our business is very speculative since there is generally no way to recover any of the funds expended on exploration unless the existence of commercially exploitable reserves are established and the Company can exploit those reserves by either commencing mining operations, selling or leasing its interest in the property, or entering into a joint venture with a larger company that can further develop the property. Unless we can establish and exploit reserves before our funds are exhausted, we will have to discontinue operations.

Changes in the market price of gold, silver and other metals, which in the past has fluctuated widely, will affect the profitability of our operations and financial condition.

Our profitability and long-term viability depend, in large part, upon the market price of gold and other metals and minerals produced from our mineral properties. The market price of gold and other metals is volatile and is impacted by numerous factors beyond our control, including:

•	expectations with respect to the rate of inflation;
•	the relative strength of the U.S. dollar and certain other currencies;
•	interest rates;
•	global or regional political, financial, or economic conditions;
•	supply and demand for jewelry and industrial products containing metals; and
•	sales by central banks and other holders, speculators and producers of gold and other metals in response to any of the above factors.

A decrease in the market price of gold and other metals could affect the commercial viability of our Montauban Property and our anticipated development and production assumptions. Lower gold prices could also adversely affect our ability to finance future development at the Montauban Property, all of which would have a material adverse effect on our financial condition and results of operations. There can be no assurance that the market price of gold and other metals will remain at current levels or that such prices will improve.

Our estimates of resources are subject to uncertainty.

Estimates of resources are subject to considerable uncertainty. Such estimates are arrived at using standard acceptable geological techniques, and are based on the interpretations of geological data obtained from drill holes and other sampling techniques. Engineers use drilling results to derive estimates of cash operating costs based on anticipated tonnage and grades of ore to be mined and processed, the predicted configuration of the ore bodies, expected recovery rates of metal from ore, comparable facility and operating costs and other factors. Actual cash operating costs and economic returns on projects may differ significantly from the original estimates, primarily due to fluctuations in the current prices of metal commodities extracted from the deposits, changes in fuel costs, labor rates, changes in permit requirements, and unforeseen variations in the characteristics of the ore body. Due to the presence of these factors, there is no assurance that any geological reports will accurately reflect actual quantities of gold or silver that can be economically processed and mined by us.

The mineralization estimates are based on interpretation and assumptions and may yield less mineral production, if any, under actual conditions than is currently estimated.

We have relied on independent geologists to conduct drilling samples on the Property.  When making determinations whether to continue any project, we must rely upon such estimated calculations as to the mineral reserves and grades of mineralization on the Property.  Until ore is actually mined and processed, mineral reserves and grades of mineralization must be considered as estimates only.

These estimates are imprecise and depend upon geological interpretation and statistical inferences drawn from drilling and sampling analysis, which may prove to be unreliable. We cannot assure you that:

•	these estimates will be accurate;
•	reserve or other mineralization estimates will be accurate; or
•	this mineralization can be mined or processed profitably.

Any material changes in mineral reserve estimates and grades of mineralization may affect the economic viability of placing a property into production and a property’s return on capital.  Because we have not started mining operations at the Property and have not commenced actual production, mineralization estimates may require adjustments or downward revisions based upon further drilling and/or actual production experience.

In addition, the grade of ore ultimately mined, if any, may differ from that indicated by our testing results to date.   There can be no assurance that minerals recovered in small scale tests will be duplicated in large scale tests under on-site conditions or in production scale.  Declines in market prices for gold and silver may render portions of our mineralization, reserve estimates uneconomic and result in reduced reported mineralization or adversely affect the commercial viability of the Property. Any material reductions in estimates of mineralization, or of our ability to extract this mineralization, could have a material adverse effect on our results of operations or financial condition.

Our exploration activities at the Montauban Property may not be successful, which could lead us to abandon our plans to develop the property and our investments in exploration.

Our long-term success depends on our ability to identify proven reserves and mine the Property and any other properties we may acquire, if any.  Exploration activities are highly speculative in nature, which involves many risks and is frequently non-productive. These risks include unusual or unexpected geologic formations, and the inability to obtain suitable or adequate machinery, equipment or labor. The success of our exploration program is determined in part by the following factors:

•	the identification of potential gold mineralization based on surficial analysis;
•	availability of government-granted exploration permits;
•	the quality of our management and our geological and technical expertise; and
•	the capital available for exploration.

Substantial expenditures are required to establish proven and probable reserves through drilling and analysis, to develop metallurgical processes to extract metal, and to develop the mining and processing facilities and infrastructure at the Property. Whether a mineral deposit will be commercially viable depends on a number of factors, which include, without limitation, the particular attributes of the deposit, such as size, grade and proximity to infrastructure; metal prices, which fluctuate widely; and government regulations, including, without limitation, regulations relating to prices, taxes, royalties, land tenure, land use, importing and exporting of minerals and environmental protection. We may invest significant capital and resources in exploration activities and abandon such investments if we are unable to identify commercially exploitable mineral reserves. We cannot assure you that we will discover mineralized resources in sufficient quantities on the Property to commence commercial development.

Actual capital costs, operating costs, production and economic returns may differ significantly from those we have anticipated and there is no assurance that our development activities will result in profitable mining operations.

We plan to estimate operating and capital costs for the Property based on information available to us and that we believe to be accurate. However, costs for labor, regulatory compliance, energy, mine and plant equipment and materials needed for mine development and construction may fluctuate significantly.  In light of these factors, actual costs related to our proposed mine development and construction may exceed any estimates we may make. We do not have an operating history upon which we can base estimates of future operating costs related to the Property.  We intend to rely upon our analysis of the future economic feasibility of the project and any estimates that may be contained therein. Studies derive estimates of cash operating costs based upon, among other things:

●	anticipated tonnage, grades and metallurgical characteristics of the ore to be mined and processed;

●	anticipated recovery rates of gold and other metals from the ore;

●	cash operating costs of comparable facilities and equipment; and

●	anticipated climatic conditions.

Capital and operating costs, production and economic returns, and other estimates may differ significantly from actual costs, and there can be no assurance that our actual capital and operating costs will not be higher than anticipated or disclosed.

In addition, any calculations of cash costs and cash cost per ounce may differ from similarly titled measures of other companies and are not intended to be an indicator of projected operating profit.

There can be no assurance that we will be successful in establishing mining operations or profitably exploiting mineral deposits.

We are subject to all of the risks associated with establishing new mining operations and business enterprises including:

•	the timing and cost, which can be considerable, of the construction of mining and processing facilities;
•	the ability to find sufficient gold reserves to support a mining operation;
•	the availability and costs of skilled labor and mining equipment;
•	the availability and cost of appropriate smelting and/or refining arrangements;
•	compliance with environmental and other governmental approval and permit requirements;
•	the availability of funds to finance construction and development activities;
•	potential opposition from non-governmental organizations, environmental groups, local groups or local inhabitants which may delay or prevent development activities; and
•	potential increases in construction and operating costs due to changes in the cost of fuel, power, materials, supplies, and other costs.

It is common in new mining operations to experience unexpected problems and delays during construction, development and mine start-up; delays in the commencement of mineral production often occur. Accordingly, we cannot assure you that our activities will result in profitable mining operations or that we will successfully establish mining operations or profitably extract gold or silver at the Property.

Historical production at the Property may not be indicative of the potential for future development.

We currently have no commercial production at the Property and have never recorded any revenues from gold or silver production. You should not rely on the fact that there were historical mining operations at the Property as an indication that we will ever have future successful commercial operations at the Property. We expect to continue to incur losses unless and until such time, if ever, as the Property enters into commercial production and generates sufficient revenues to fund our continuing operations. The development of new mining operations requires the commitment of substantial resources for operating expenses and capital expenditures, which may increase in subsequent years as needed consultants, personnel and equipment associated with advancing exploration, development and commercial production are added. The amount and timing of expenditures will depend on the progress of ongoing exploration and development, the results of consultants’ analysis and recommendations, the rate at which operating losses are incurred, the execution of any joint venture agreements with strategic partners and other factors, many of which are beyond our control.

We have no history as a company engaged in the mining business.

We have no history of earnings or cash flow from mining activities.  If we identify proven reserves and  are able to proceed to production, commercial viability will be affected by factors that are beyond our control such as the particular attributes of the deposit, the fluctuation in the prices of gold and silver, the cost of construction and operating a mining operation,  the availability of economic sources for energy, government regulations including regulations relating to prices, royalties, restrictions on production, quotas on exploration  as well as the costs of protection of the environment.

We face many operating hazards.

The development and operation of a mining property involves many risks, which even a combination of experience, knowledge and careful evaluation may not be able to overcome. These risks include, among other things, ground fall, flooding, environmental hazards and the discharge of toxic chemicals, explosions and other accidents. Such occurrences may result in work stoppages, delays in production, increased production costs, damage to or destruction of mines and other producing facilities, injury or loss of life, damage to property, environmental damage and possible legal liability for such damages.

A shortage of critical equipment, supplies and resources could adversely affect our operations.

We are dependent on equipment, supplies and resources to carry out our mining operations, including input commodities, drilling equipment and skilled labor. A shortage in the market for any of these factors could cause unanticipated cost increases and delays in delivery times, which could in turn adversely impact production schedules and costs.

Operations at the Property will require a significant amount of water. Successful mining and processing will require careful control of project water usage and efficient reclamation of project solutions in the process.

Current global financial conditions have made access to financing more difficult.

Since the fall of 2008 there has been severe deterioration in global credit and equity markets. This has resulted in the need for government intervention in major banks, financial institutions and insurers, and has also led to greater volatility, increased credit losses and tighter credit conditions. These unprecedented disruptions in the credit and financial markets have had a significant adverse impact on a number of financial institutions and have limited access to capital and credit for many companies. These disruptions could, among other things, make it more difficult for us to obtain, or increase our cost of obtaining, capital and financing for our operations.

We do not insure against all risks to which we may be subject in our planned operations.

Any insurance that we secure will in all likelihood not cover all of the potential risks associated with a mining company’s operations, and we may be unable to maintain insurance to cover these risks at economically feasible premiums. Insurance coverage may not be available or may not be adequate to cover any resulting liability. Moreover, we expect that insurance against certain hazards as a result of exploration and production may be prohibitively expensive to obtain for a company of our size and financial means.

We might also become subject to liability for pollution or other hazards which may not be insured against or which we may elect not to insure against because of premium costs or other reasons. Insurance against certain environmental risks, including potential liability for pollution or other hazards as a result of the disposal of waste products occurring from production, is not generally available to us or to other companies within the mining industry.

Losses from events that are not covered by our insurance policies may cause us to incur significant costs that could negatively affect our financial condition and ability to fund our activities on the Property. A significant loss could force us to terminate our operations.

Drilling operations are hazardous, raise environmental concerns and raise insurance risks.

We intend to conduct our business in a way that safeguards public health and the environment and in compliance with applicable laws and regulations. Environmental hazards may exist on properties in which we hold an interest which are unknown to us and may have been caused by prior owners. Changes to drilling and mining laws and regulations could require additional capital expenditures and increase operating and/or reclamation costs. Although we are unable to predict what additional legislation, if any, might be proposed or enacted, additional regulatory requirements could render certain operations uneconomic.

Local infrastructure may impact our exploration activities and results of operations.

Our activities depend, to one degree or another, on adequate infrastructure. Reliable roads, bridges and power and water supplies are important determinants that affect capital and operating costs. Unusual or infrequent weather phenomenon, sabotage or government or other interference in the maintenance of such infrastructure could adversely affect our activities.

Compliance with SEC reporting requirements can be costly.

We do not have any employees to segregate responsibilities and may be unable to afford increasing our staff or engaging outside consultants or professionals to overcome our lack of employees.  During the course of our operations, we may identify other deficiencies that we may not be able to remedy in time to satisfy the requirements imposed by the Sarbanes-Oxley Act for compliance with that Section 404.  If we fail to achieve and maintain the adequacy of our internal controls, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act.  Moreover, effective internal controls, particularly those related to revenue recognition, are necessary for us to produce reliable financial reports and are important to help prevent financial fraud.  If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information.

We are subject to significant governmental regulations.

The Property is located in Quebec, Canada and is subject to extensive federal, provincial, and local laws and regulations governing various matters, including:

•	environmental protection;
•	management and use of toxic substances and explosives;
•	management of natural resources;
•	labor standards and occupational health and safety, including mine safety; and
•	historic and cultural preservation.

Noncompliance may result in civil or criminal fines or penalties or enforcement actions, including orders issued by regulatory or judicial authorities enjoining or curtailing operations or requiring corrective measures, installation of additional equipment or remedial actions, any of which could result in us incurring significant expenditures. We may also be required to compensate private parties suffering loss or damage by reason of a breach of such laws, regulations or permitting requirements. It is also possible that future laws and regulations will be more stringent which could cause additional expense, capital expenditures, restrictions on our operations and delays in the development of the Property.

Our activities are subject to environmental laws and regulations that may increase our costs of doing business and restrict our operations.

All of our exploration and potential development and production activities are in the province of Quebec, Canada and are subject to regulation by governmental agencies under various environmental laws. These laws address, among other things, emissions into the air, discharges into water, management of waste, management of hazardous substances, protection of natural resources, antiquities and endangered species and reclamation of lands disturbed by mining operations.

Additionally, our operations will result in emissions of greenhouse gases, which may be subject to increased regulation in the future. In general, environmental legislation is evolving and the trend has been towards stricter standards and enforcement, increased fines and penalties for non-compliance, more stringent environmental assessments of proposed projects and increasing responsibility for companies and their officers, directors and employees. Compliance with environmental laws and regulations requires significant capital outlays, and future changes in these laws and regulations may cause material changes or delays in our financial position, operations and future activities.  More stringent regulation may cause us to re-evaluate our activities.

Land reclamation requirements for the Property may be burdensome.

Land reclamation requirements are generally imposed on mineral exploration companies (as well as companies with mining operations) in order to minimize long term effects of land disturbance.

    Reclamation may include requirements to:

•	control dispersion of potentially deleterious effluents; and
•	reasonably re-establish pre-disturbance land forms and vegetation.

In order to carry out reclamation obligations we will have to allocate a portion of our financial resources that might otherwise be spent on further exploration and development programs.  Unanticipated reclamation work will adversely impact our operations.

We may not be able to comply with permitting requirements.

We have obtained required permitting to commence production activities. Maintaining the permits may require us to comply with more stringent government regulation or new regulatory controls may be instituted which will require us to implement more stringent controls and procedures over our production activities.  There can be no assurance that we will be able to comply with more stringent government regulations or that additional costs will be required to remain compliant.  This may result in production delays and impact our budgeted resources.

We may experience difficulty attracting and retaining qualified management.

We are dependent on the services of our executive officers.  We will have to hire other highly skilled and experienced consultants.  Due to our relatively small size, the loss of these persons or our inability to attract and retain highly skilled employees may have a material adverse effect on our business or future operations. We do not maintain key-man life insurance on any of our officers or directors.

We compete with larger, better capitalized competitors in the mining industry.

The mining industry is intensely competitive in all of its phases, including financing, technical resources, personnel and property acquisition. It requires significant capital, technical resources, personnel and operational experience to effectively compete in the mining industry. Larger companies with significant resources have an advantage over us.  Competition for resources at all levels is very intense, particularly affecting the availability of manpower, drill rigs, mining equipment and production equipment. As a result, we may be unable to maintain or acquire financing, personnel or technical resources.

There are differences in U.S. and Canadian practices for reporting reserves and resources.

Since our operations are in Canada, resource estimates disseminated outside the United States are not directly comparable to those made in filings subject to SEC reporting and disclosure requirements. These practices are different from the practices used to report reserve and resource estimates in reports and other materials filed with the SEC. It is Canadian practice to report measured, indicated and inferred resources, which are generally not permitted in filings with the SEC. In the United States, mineralization may not be classified as a “reserve” unless the determination has been made that the mineralization could be economically and legally produced or extracted at the time the reserve determination is made. United States investors are cautioned not to assume that all or any part of measured or indicated resources will ever be converted into reserves. Further, “inferred resources” have a great amount of uncertainty as to their existence and as to whether they can be mined legally or economically.

Our directors and officers may have conflicts of interest as a result of their relationships with other companies.

Our directors and officers may serve as officers or directors for other companies engaged in natural resource exploration and development.  The directors and officers owe us a fiduciary obligation.  We have not yet established a policy to deal with potential conflicts of interest.

Legislation, including the Sarbanes-Oxley Act of 2002, may make it difficult for us to retain or attract officers and directors.

We may be unable to attract and retain qualified officers, directors and members of board committees required to provide for our effective management as a result of rules and regulations which govern publicly-held companies. The Sarbanes-Oxley Act has resulted in a series of rules and regulations that increase responsibilities and liabilities of directors and executive officers. We are a small company with a limited operating history and no revenues.  This may influence the decisions of potential candidates we may recruit as directors or officers. The perceived increased personal risk associated with these recent changes may deter qualified individuals from accepting these roles.

Risks Related To Our Securities

As an “emerging growth company” under the JOBS Act, we are permitted to rely on exemptions from certain disclosure requirements.

We qualify as an “emerging growth company” under the JOBS Act. As a result, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements. For so long as we are an emerging growth company, we will not be required to:

Reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act;

●	Comply with all requirements that may be adopted by the Public Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and financial statements;

●	Submit certain execute compensation matters to shareholder advisory votes, such as “say-on-pay” and “say on frequency;”

●	Disclose certain executive compensation related items such as the correlation between executive compensation and performance.

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to take advantage of the benefits of this extended transition period. Our financial statements may therefore not be comparable to those of companies that comply with such new or revised accounting standards.

We will remain an “emerging growth company” for up to five years, or until the earliest of (i) the last day of the first fiscal year in which our total annual gross revenues exceed $1 billion, (ii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, which would occur if the market value of our ordinary shares that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter or (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three year period.

Our financial statements may not be comparable to those of companies that comply with new or revised accounting standards.

We have elected to take advantage of the benefits of the extended transition period that Section 107 of the JOBS Act provides an emerging growth company, as provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards.   Our financial statements may therefore not be comparable to those of companies that comply with such new or revised accounting standards.

Our status as an “emerging growth company” under the JOBS Act OF 2012 may make it more difficult to raise capital when we need to do it.

Because of the exemptions from various reporting requirements provided to us as an “emerging growth company” and because we will have an extended transition period for complying with new or revised financial accounting standards, we may be less attractive to investors and it may be difficult for us to raise additional capital as and when we need it.  Investors may be unable to compare our business with other companies in our industry if they believe that our financial accounting is not as transparent as other companies in our industry.  If we are unable to raise additional capital as and when we need it, our financial condition and results of operations may be materially and adversely affected.

We will incur increased costs and demands upon management as a result of complying with the laws and regulations that affect public companies, which could materially adversely affect our results of operations, financial condition, business and prospects.

As a public company and particularly after we cease to be an “emerging growth company,” we will incur significant legal, accounting and other expenses that we did not incur as a private company, including costs associated with public company reporting and corporate governance requirements. These requirements include compliance with Section 404 and other provisions of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, as well as rules implemented by the SEC and NASDAQ. In addition, our management team will also have to adapt to the requirements of being a public company. We expect that compliance with these rules and regulations will substantially increase our legal and financial compliance costs and will make some activities more time-consuming and costly.

The increased costs associated with operating as a public company will decrease our net income or increase our net loss, and may require us to reduce costs in other areas of our business or increase the prices of our products or services. Additionally, if these requirements divert our management’s attention from other business concerns, they could have a material adverse effect on our results of operations, financial condition, business and prospects.

However, for as long as we remain an “emerging growth company” as defined in the  JOBS Act, we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We may take advantage of these reporting exemptions until we are no longer an “emerging growth company.”

We will not be required to comply with certain provisions of the Sarbanes-Oxley Act for as long as we remain an “emerging growth company.”

Our independent registered public accounting firm is not required to formally attest to the effectiveness of our internal control over financial reporting until the later of the year following our first annual report required to be filed with the SEC, or the date we are no longer an “emerging growth company.” At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our controls are documented, designed or operating.

Reduced disclosure requirements applicable to emerging growth companies may make our common stock less attractive to investors.

As an  “emerging growth company,” we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including not being required to comply with the auditor attestation requirements of section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

In the event that your investment in our shares is for the purpose of deriving dividend income or in expectation of an increase in market price of our shares from the declaration and payment of dividends, your investment will be compromised because we do not intend to pay dividends.

We have never paid a dividend to our shareholders.  We intend to retain cash for the continued development of our business. As a result, your return on investment will be solely determined by your ability to sell your shares in a secondary market.

The market valuation of our business may fluctuate due to factors beyond our control and the value of your investment may fluctuate correspondingly.

The market valuation of developmental stage companies, such as us, frequently fluctuate due to factors unrelated to the past or present operating performance of such companies.  Our market valuation may fluctuate significantly in response to a number of factors, many of which are beyond our control, including:

changes in securities analysts’ estimates of our financial performance, although there are currently no analysts covering our stock;

●	fluctuations in stock market prices and volumes, particularly among securities of emerging growth companies;

●	changes in market valuations of similar companies;

●	announcements by us or our competitors of significant contracts, new technologies, acquisitions, commercial relationships, joint ventures or capital commitments;

●	variations in our quarterly operating results;

●	fluctuations in related commodities prices; and

●	additions or departures of key personnel.

Currently there is no established public market for our common stock, and there can be no assurances that any established public market will ever develop or that our common stock will be quoted for trading.

There is currently no established public market whatsoever for our securities.  A market maker has submitted an application with FINRA on our behalf so as to be able to quote the shares of our common stock on the OTCBB maintained by FINRA.    The Company has been issued a symbol “DNAP”.   There can be no assurances as to whether;

•	any market will develop;

•	the prices at which our common stock will trade; or

•
the extent to which investor interest in us will lead to the development of an active, liquid trading markets generally result in lower price volatility  and more efficient execution of buy and sell orders for investors.

In addition, our common stock is unlikely to be followed by any market analysts, and there may be few institutions acting as market makers for our common stock.  Either of these factors could adversely affect the liquidity and trading price of our common stock.  Until our common stock is fully distributed and an orderly market develops in our common stock, if ever, the price at which it trades is likely to fluctuate significantly.  Prices for our common stock will be determined in the marketplace and may be influenced by many factors, including the depth and liquidity of the market for shares of our common stock, developments affecting our business, including the impact of the factors referred to elsewhere in these Risk Factors, investor perception of exploratory stage mining companies and general economic and market conditions.

Because the SEC imposes additional sales practice requirements on brokers who deal in penny stocks, some brokers may be unwilling to trade them.  This means that you may have difficulty reselling your shares.

Our common stock is classified as a penny stock and will be covered by Section 15(g) of the Securities Exchange Act of 1934.  These rules impose additional sales practice requirements on brokers/dealers who sell our securities in this offering or in the aftermarket.  For sales of our securities, the broker/dealer must make a special suitability determination and receive from you a written agreement prior to making a sale for you.  Because of the imposition of the foregoing additional sales practices, it is possible that brokers will not want to make a market in our shares.  This could prevent you from reselling your shares and may cause the price of the shares to decline.

FINRA sales practice requirements may limit a stockholder’s ability to buy and sell our stock.

FINRA has adopted rules that require broker-dealer to have reasonable grounds for believing that the investment is suitable for that customer.  Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information.  Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers.  FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may have the effect of reducing the level of trading activity and liquidity of our common stock.  Further, many brokers charge higher transactional fees for penny stock transactions.  As a result, fewer broker-dealers may be willing to make a market in our common stock, which may limit your ability to buy and sell our stock.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report contains “forward-looking statements”.   Such forward-looking statements concern our anticipated results and developments in our operations in future periods, planned exploration and development of its properties, plans related to its business and other matters that may occur in the future. These statements relate to analyses and other information that are based on forecasts of future results, estimates of amounts not yet determinable and assumptions of our management.

Any statements that express or involve discussions with respect to predictions, expectations, beliefs, plans, projections, objectives, assumptions or future events or performance (often, but not always, using words or phrases such as “expects” or “does not expect”, “is expected”, “anticipates” or “does not anticipate”, “plans”, “estimates” or “intends”, or stating that certain actions, events or results “may”, “could”, “would”, “might” or “will” be taken, occur or be achieved) are not statements of historical fact and may be forward-looking statements. Forward-looking statements are subject to a variety of known and unknown risks, uncertainties and other factors which could cause actual events or results to differ from those expressed or implied by the forward-looking statements

Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, estimated or expected. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events, except as required by law.

Item 1B.   Unresolved Staff Comments

None.

Item 2.    Properties. Properties.

Our corporate headquarters are located at 9125 rue Pascal Gagnon, Suite 204 Saint Leonard, Quebec Canada HIPIZ4 where we rent approximately 1100 square feet of office space at a cost of $1,350 per month.  The corporate headquarters are sufficient to meet our administrative operations.  Our operational headquarters are located at the Property.

 Item 3.    Legal Proceedings

None.

Item 4.   Mine Safety Disclosure

Under the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”) each operator of a mine is required to include certain mine safety results in its periodic reports filed with the Securities and Exchange Commission.  Since our mining operations are located in Quebec, Canada , we are not subject to the Federal Mine Safety and Health Administration under the  Federal Mine Safety and Health Act of 1977.

Nonetheless, it should be noted that we are subject to certain mining rules and regulations as promulgated by the  Quebec government and other municipalities and we have never been cited for any mining violations.

PART II

Item 5.   Market for Registrant’s Common Equity,  Related Stockholder Matters and Issuer Purchase of Equity Securities.

 A. Market Information.

Our common stock does not trade on any Exchange or electronic quotation system and there can be no assurance that our common stock will trade on any Exchange or electronic quotation system.  Moreover, even if a market in our common stock develops there can be no assurance that an active trading market will be sustained.

B.   Holders.

As of December 31, 2012 there were 99 shareholders of record of our Common Stock.

Our transfer agent is Olde Monmouth Stock Transfer Co., Inc. Their telephone number is (732) 872-2727 and there mailing address is 200 Memorial Parkway, Atlantic Highlands, NJ  07716.

C.   Dividends.

Holders of our common stock are entitled to receive such dividends as our board of directors may declare from time to time from any surplus that we may have. We have not paid dividends on our common stock since the date of our incorporation and we do not anticipate paying any common stock dividends in the foreseeable future. We anticipate that any earnings will be retained for development and expansion of our businesses and we do not anticipate paying any cash dividends in the foreseeable future. Future dividend policy will depend upon our earnings, financial condition, contractual restrictions and other factors considered relevant by our Board of Directors and will be subject to limitations imposed under Nevada law.

D.  Equity Compensation Plan.

None.

E.   Sale of Unregistered Securities.

We have issued shares of our common stock for services rendered, capital formation and corporate acquisitions.  We relied on the exemptive provisions of Section 4(2) of the Securities Act.  We have also offered shares pursuant to the exemptive provisions of Regulation S.

In May 2010, we issued to 28 purchasers residing in Canada 18,000,000 shares of our common stock at a purchase price of $.003 per share for a total of $54,000.  Those shares were issued in transactions which qualify for that exemption from the registration and prospectus delivery requirements of the Securities Act of 1933 specified by the provisions of Regulation S.  Accordingly, none of those purchasers are U.S. persons as that term is defined in Regulation S.  No underwriters were used, and no commissions or other remuneration was paid except to us.  The securities were sold in an offshore transaction relying on Rule 903 of Regulation S of the Securities Act of 1933.  No directed selling efforts were made in the United States by us, any distributor, any of their respective affiliates or any person acting on behalf of any of the foregoing.  We are subject to Category 3 of Rule 903 of Regulation S and accordingly we implemented the offering restrictions required by Category 3 of Rule 903 of Regulations S by including a legend on all offering materials and documents which stated that the shares have not been registered under the Securities Act of 1933 and may not be offered or sold in the United States or to US persons unless the shares are registered under the Securities Act of 1933, or an exemption from the registration requirements of the Securities Act of 1933 is available.

In June 2010, we offered and sold to 5 purchasers residing in the United States 2,000,000 shares of our common stock at a purchase price of $.003 per share for a total of $6,000.   The transactions pursuant to which those shares were issued to those purchasers did not involve a public offering of our securities and, therefore, were exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 pursuant to the provisions of Section 4(2) of that Act.  In connection with the offer and sale of those 2,000,000 shares, no general solicitation or advertising was used.  Those 5 purchasers had pre-existing relationships with us on the dates we sold those 2,000,000 shares to them.  No commission was paid in connection with the offer and sale of those 2,000,000 shares.

In 2011, the Company issued 5,000,000 shares of common stock to acquire mining rights at a value of $15,000; 5,000,000 shares of common stock to board members for services at a value of $15,000; 1,000,000 shares of common stock for payment of interest on the promissory note of $3,000; 3,350,000 shares of common stock pursuant to a private placement of our securities totaling $670,000, 1,500,000 issued pursuant to employment agreements valued at $1,500,000 and 250,000 shares valued at $50,000 for engineering services. We relied on the exemptive provisions of Section 4(2) in issuing these securities.

With respect to the sale of the securities identified above, we relied on the exemptive provisions of Section 4(2),Regulation S  or Section 3(a) 10 of the Securities Act of 1933, as amended.

•	At all times relevant the securities were offered subject to the following terms and conditions:

•	The sale was made to a sophisticated or accredited investor, as defined in Rule 502 or were issued pursuant to a specific exemption;

•
we gave the purchaser the opportunity to ask questions and receive answers concerning the terms and conditions of the offering and to obtain any additional information which we possessed or could acquire without unreasonable effort or expense that is necessary to verify the accuracy of information furnished;

•	at a reasonable time prior to the sale of securities, we advised the purchaser of the limitations on resale in the manner contained in Rule 502(d)2; and

•	neither we nor any person acting on our behalf sold the securities by any form of general solicitation or general advertising.

There were no sales of unregistered securities in 2012. However, during  2012 we sold a total of 7,852,000 shares of our registered common stock for $1,963,000. As of December 31, 2012, 6,924,000 of these shares were issued and the remaining  928,000 shares were issued in 2013.  We used these proceeds for working capital purposes including but not limited to infrastructure build-out, purchase of machines and equipment, mill construction and professional fees.

F.   Purchases of Equity Securities.

None.

Item 6.  Selected Financial Data.

The following consolidated financial data has been derived from and should be read in conjunction with our audited interim financial statements for the years ended December 31, 2012 and 2011.

	Year Ended December 31, 2012	Year Ended December 31,2011
	(Audited))	(Audited))

Revenue	$-0-	$-0-
Operating Expenses	$898,459	$915,291
Cash	$598,938	$556,674
Total Assets	$1,936,703	$782,285
Current Liabilities	$310,784	$110,069
Total Liabilities	$813,334	$601,719
Working Capital (Deficit)	$292,586	$458,516
Deficit accumulated in the exploration stage	$1,773,047	$975,921

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

We qualify as an “emerging growth company” under the JOBS Act. As a result, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements. For so long as we are an emerging growth company, we will not be required to:

●	have an auditor report on our internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act;
●
comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (i.e., an auditor discussion and analysis);

●	submit certain executive compensation matters to shareholder advisory votes, such as “say-on-pay” and “say-on-frequency;” and

●	disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation.
In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies.

We have elected to take advantage of the benefits of this extended transition period. Our financial statements may therefore not be comparable to those of companies that comply with such new or revised accounting standards.

We will remain an “emerging growth company” for up to five years, or until the earliest of (i) the last day of the first fiscal year in which our total annual gross revenues exceed $1 billion, (ii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, which would occur if the market value of our ordinary shares that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter or (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three year period.

The following discussion should be read in conjunction with, and is qualified in its entirety by, our financial statement, and certain other financial information included elsewhere in this prospectus.

We are an exploratory stage mining corporation. We have not commenced mining operations or generated revenues from our business operations. If we need additional cash and cannot raise it we may not be able to fully implement our business plan.     If we raise less than the maximum amount and we need more money we will have to revert to obtaining additional money from another source.  We currently do not have a commitment for additional funding.

Plan of Operation.

There is no historical mining information about us upon which to base an evaluation of our performance.  We are in start-up operations and have not generated revenues.  We cannot guarantee we will be successful in our business operations.  Our business is subject to risks inherent in the establishment of a mining property,   including limited capital resources and possible cost overruns due to price and cost increases in services and products.

Our specific goal is to profitably mine the Property.  We have secured the necessary permitting, purchased required equipment, hired engineers and contractors, built out the infrastructure and are currently completing construction on the mill.  Once the mill is completed, we intend to begin extracting of gold, silver and other base metals in an economically efficient manner.

Results Of Operations For Fiscal Years Ended December 31, 2012 and 2011and from June 2, 2006 (“Inception”) through December 31, 2012.

Since Inception, we have not generated any revenues.  Operating expenses for the years ended December 31, 2012 and 2011 totaled $898,459 and $915,291.  In 2012 we had a mining tax credit of $108,284.   Our net loss for 2012 and 2011 was $ (797,126) and $ (918,390). Our net loss since Inception was $(1,773,047).

Our largest expenses in 2012 were engineering costs totaling $417,274 as compared to $367,093 in 2011.  Engineering costs since Inception totaled $784,367.  Wages and related expenses totaled $204,473 and $397,388.  Since Inception these expenses totaled $601,861.  Professional fees, primarily legal and accounting fees, totaled $169,634 in 2012 as compared to $116,162 in 2011.  General and administrative expenses totaled $89,200 in 2012 as compared to $17,448 in 2011 while rental costs totaled for both 2012 and 2011 were approximately $17,200.

Liquidity and Capital Resources
Assets and Liabilities.

 To date, our operations have been primarily funded through debt and equity financing.   We secured approximately $2,693,000 in equity financing and $491,650 in debt financing.

On May 13, 2011 our Canadian subsidiary executed a promissory note  in the amount of $500,000 CD$ ( $481,300 U.S.) with a non-affiliated third party  that matures on May 31, 2014. The note has a default interest rate of 5% per annum should repayment not occur by the maturity date.    In connection with the note, we issued 1,000,000 shares of stock that were valued at $3,000 CD$ (approximately $2,900 U.S.) in June 2011 for prepaid interest.   The balance of $500,000 CD$ ($491,650 US$) remains outstanding as of December 31, 2011 and $502,250 at December 31, 2012.   If we generate sufficient revenues from our mill processing operations, we do not believe that we will require additional financing.  However, there can be no assurance as to the revenues which may be generated or, our cash requirements.  If our estimates are not accurate, we will require additional debt or equity financing.

At December 31, 2012, we had cash totaling $598,938 and prepaid expenses of $4,422 . Total current assets were $603,360.  Our fixed assets totaled $1,318,343 while our mining claims totaled $15,000.  Total assets were $1,936,703.  This compares favorably to our assets at December 31, 2011 when we had cash totaling $556,674 and prepaid expenses totaling $11,911.  Fixed assets totaled $198,700 and our total assets were $782,285.  The primary reason for the significant increase in our assets is attributable to our capital raise whereby we utilized the funds secured from the sale of our securities to invest in our mining project.

Current liabilities at December 31, 2012 totaled $310,784 which includes a liability of $232,000 for stock to be issued.  Current liabilities at December 31, 2011 totaled $110,069.  Our sole long term liability is attributable to the promissory note which totals $502,550 and $491,650 at December 31, 2012 and 2011.

We have a working capital surplus of $292,586 as compared to a surplus of $458,516.  We have invested most of our funds to complete the infrastructure, purchase equipment and commence construction on the mill resulting in a decline in our working capital surplus. Despite a decline in our working capital, management believes that there will be sufficient liquidity to continue operations for the next twelve months.  In order to preserve working capital,  our officers have deferred a portion of their  salaries.

Off-Balance Sheet Arrangements

 We have not entered into any off-balance sheet arrangements.  We do not anticipate entering into any off-balance sheet arrangements during the next 12 months.

Item  7a.  Quantitative and Qualitative Disclosure.

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

In general, the strengthening of the U.S. dollar will positively impact our expenses transacted in Canadian dollars. Conversely, any weakening of the U.S dollar will increase our expenses transacted in Canadian Dollars.  We do not believe that any weakening of the U.S. dollar as compared to the Canadian dollar will have an adverse material effect on our operations.

Interest Rate Risk

The Company’s investment policy for its cash and cash equivalents is focused on the preservation of capital and supporting the liquidity requirements of the Company.  The Company’s interest earned on its cash balances is impacted on the fluctuations of U.S. and Canadian interest rates.  We do not use interest rate derivative instruments to manage exposure to interest rate changes.  We do not believe that interest rate fluctuations will have any effect on our operations

Item 8.  Financial Statements and Supplementary Data.

Our financial statements have been examined to the extent indicated in their reports by KBL, LLP.  and have been prepared in accordance with generally accepted accounting principles and pursuant to Regulation S-K as promulgated by the Securities and Exchange Commission and are included herein, on Page F-1 hereof in response to Part F/S of this Form 10-K.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A .  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Our disclosure controls and procedures are also designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, to allow timely decisions regarding required disclosure. Our chief executive officer and chief financial officer, with assistance from other members of our management, have reviewed the effectiveness of our disclosure controls and procedures as of December 31, 2012 based on their evaluation, have concluded that the disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the year ended December 31, 2012 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as that term is defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our principal executive and principal financial officers, we assessed, as of December 31, 2012, the effectiveness of our internal control over financial reporting. This assessment was based on criteria established in the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our assessment using those criteria, management concluded that our internal control over financial reporting as of December 31, 2012.

Internal control over financial reporting is defined as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

•	provide reasonable assurance that transactions are recorded as necessary to permit the preparation of financial statements in accordance with U.S. generally accepted accounting principles and that our receipts and expenditures are being made only in accordance with authorization of our management and directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

•	A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the internal control system are met. Because of the inherent limitations of any internal control system, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected.

This Annual Report on Form 10-K does not include an attestation report of the Company's independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this Annual Report on Form 10-K.

Evaluation of Changes in Internal Controls over Financial Reporting

There was no change in the internal control over financial reporting that occurred during the fiscal year ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.  Other Information

None.

PART III

Item 10.   Directors and Executive Officers and Corporate Governance.

The following information sets forth the names of our officers and directors, their present positions, and some brief information about their background.

Name and Address	Age	Position(s)
James Chandik 229 de Bergerac Repentigny, Quebec J6A 7V9	50	Chief Executive Officer President and Director

Claude Girard 144 des Percherons Gatineau, Quebec J8R 4A2	67	Vice President and Director

Jeffrey Bercovitch 5565 Glendrest Cote St. Luc, Quebec H4V 218	48	Chief Financial Officer, Secretary and Director

Background of Officers and Directors

James T. Chandik is our President and Chief Executive Officer.  Mr. Chandik received a Bachelor’s of Arts Degree in Economics from McGill University, Montreal, Quebec, Canada, in 1997.   From February 2009 through April 2010, Mr. Chandik served as a Regional Account Director for Disaster Kleanup Canada Quebec division.  Disaster Kleanup Canada is in the business of providing restoration services by networking the leading independent restoration contractors in North America. His responsibilities were to implement a network of independent restoration companies under the Disaster Kleenup banner and to increase the existing business within the insurance industry.  From August 2004 through October 2008,  Mr. Chandik served as the National Sales Director for Datacom Wireless Corp., Laval, Quebec, Canada. Datacom Wireless was in the business of GPS fleet management whereby companies were able to track and manage their vehicle fleet in real time through the internet via a cellular system package sold by Datacom Wireless. His duties included restructuring the sales organization in Canada and the United States, opening new offices across Canada and implementing new processes to insure efficiency. From 1997-2004 he worked in the telecommunications industry having worked as the general sales manager for  Navigata Communications and at Axxent Communications.

Claude Girard is our Director of Project Operations.  He has significant experience in the mining sector and has worked on various mining projects throughout Canada and particularly the Montauban Mine located in the Province of Quebec where he has acquired   knowledge and experience with the Montauban mining region. He has experience with drilling and excavating mineral reserves as well as transportation issues.   From 2003 through 2008, Mr. Girard was a representative for the sale and purchasing of mining equipment for Les Equipment De L’est, Montreal, Quebec, Canada.  Les Equipment De L’est was in the retail business of selling mining equipment. During this time, Mr. Girard’s main function was to assemble effective solutions for the processing requirements of mining clients.  From 1997 through 2003, Mr. Girard was the President and director of the Montauban Drilling Campaign for Resources Mirabel, Quebec, Canada.  Resource Mirabel was a Canadian junior mining company listed on the TSX Venture Exchange.  In this position, he was responsible for implementing strategic drilling on various mining claims.  From 2008 to January 2010, Mr. Girard worked on the renovation project of his personal home in Quebec, Canada.

Jeffrey Bercovitch is our Chief Financial Officer.  From June 1991 through April 2005, Mr. Bercovitch was employed by Revenue Canada (the Canadian equivalent of the Internal Revenue Service) as a Tax Auditor of corporate tax returns.  From April 2005 through the present, Mr. Bercovitch has been a self-employed tax consultant, with his office in St. Leonard, Quebec, Canada.     Prior to his employment at Revenue Canada, Mr. Bercovitch was a bookkeeper for Merling Management Consultants, an accounting firm located in Montreal, Canada and was responsible for all bookkeeping as well as financial statement preparation.  Mr. Bercovitch received a Bachelor’s of Arts Degree in accounting in 1991 from Concordia University, Montreal, Quebec, Canada.  He has passed both the Canadian Management Accounting exams and the American Certified Public Accounting exams.

Family Relationships

There are no family relationships among our directors and/or officers.

Committees of the Board of Directors

We  presently  do not  have an  audit  committee,  compensation  committee, nominating  committee,  corporate governance committee or any other committee of our  board of directors.  Our entire Board of Directors meets to undertake the responsibilities which would otherwise be delegated to a committee of our board of directors.

Compensation of Directors

Our directors do not receive cash compensation for their services as directors but are reimbursed for their reasonable expenses incurred in attending board or committee meetings.

Terms of Office

There are no family relationships among our directors and/or officers.  Our directors are appointed for one-year terms to hold office until the next annual general meeting of the holders of our Common Stock or until removed from office in accordance  with our by-laws. Our officers are appointed by our board of directors and hold office until removed by our Board of Directors or terminated pursuant to their employment agreements.

Involvement in Certain Legal Proceedings

During the past ten years:

1)           No petition pursuant to the federal bankruptcy laws or any state insolvency law was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of any of our officers or directors, or any partnership in which any such officer or director was a general partner at or within 2 years before the time of such filing, or any corporation or business association of which any such officer or director was an executive officer at or within 2 years before the time of such filing;

2)           None of our officers or directors has been convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

3)           None of our officers or directors has been the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining any such officer or director from, or otherwise limiting, the following activities:

(i)           Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

(ii)           Engaging in any type of business practice; or

(iii)          Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodities laws;

 4)             None of our officers or directors has been the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of any such officer or director to engage in any activity described in paragraph (f) (3) (i) of Item 401(f) of Regulation S-K, or to be associated with persons engaged in any such activity;

5)             None of our officers or directors has been found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission to have violated any federal or state securities law, and the judgment in such civil action or finding by the Securities and Exchange Commission has not been subsequently reversed, suspended, or vacated;

6)             None of our officers or directors has been found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently  reversed, suspended or vacated;

7)             None of our officers or directors has been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

(i)             Any federal or state securities or commodities law or regulation; or

(ii)           Any law or regulation respecting financial institutions or insurance companies, including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

(iii)           Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

8)             None of our officers or directors has been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3 (a) (26) of the Exchange Act (15 U.S.C. 78c (a) (26)), any registered entity (as defined in Section 1 (a) (29) of the Commodity Exchange Act (7 U.S.C. 1 (a) (29)), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Code of Ethics

Code of Ethics for Senior Executive Officers and Senior Financial Officers

We have adopted a Code of Ethics for our officers.  The code provides as follows:

▪
Each officer is responsible for full, fair, accurate, timely and understandable disclosure in all periodic reports and financial disclosures required to be filed by us with the Securities and Exchange Commission or disclosed to our stockholders and/or the public.

▪
Each officer shall immediately bring to the attention of the audit committee, or disclosure compliance officer, any material information of which the officer becomes aware that affects the disclosures made by us in our public filings and assist the audit committee or disclosure compliance officer in fulfilling its responsibilities for full, fair, accurate, timely and understandable disclosure in all periodic reports required to be filed with the Securities and Exchange Commission.

▪
Each officer shall promptly notify our general counsel, if any, or the president or chief executive officer as well as the audit committee of any information he may have concerning any violation of our Code of Business Conduct or our Code of Ethics, including any actual or apparent conflicts of interest between personal and professional relationships, involving any management or other employees who have a significant role in our financial reporting, disclosures or internal controls.

▪
Each officer shall immediately bring to the attention of our general counsel, if any, the president or the chief executive officer and the audit committee any information he may have concerning evidence of a material violation of the securities or other laws, rules or regulations applicable to us and the operation of our business, by us or any of our agents.

▪
Any waiver of this Code of Ethics for any officer must be approved, if at all, in advance by a majority of the independent directors serving on our board of directors.  Any such waivers granted will be publicly disclosed in accordance with applicable rules, regulations and listing standards.

The Code of Ethics is set forth on our website located at   www.dnapreciousmetals.com. We will also provide to any person without charge, upon request, a copy of such Code of Ethics. Persons wishing to make such a request should contact James Chandkik, our chief executive officer at our corporate headquarters.

Section 16(a) Beneficial Ownership Reporting Compliance

Compliance with Section 16(a) of the Securities Exchange Act of 1934

For companies registered pursuant to section 12(g) of the Exchange Act, Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than ten percent of our equity securities, to file reports of ownership and changes in ownership  with the  Securities  and Exchange Commission. Officers,  directors and  greater  than  ten  percent shareholders  are  required by SEC  regulation  to furnish us with copies of all Section 16(a) forms they file.  When the Company becomes subject to section 12(g) of the Securities Act, it is the intent of all officers, directors and 5% shareholders to comply with this requirement.

Item 11.  Executive Compensation.

Overview of Compensation Program

Our compensation philosophy is based on our belief that our compensation programs should: be aligned with stockholders’ interests and business objectives; reward performance; and be externally competitive and internally equitable. We seek to achieve three objectives, which serve as guidelines in making compensation decisions:

Providing a total compensation package which is competitive and therefore enables us to attract and retain, high-caliber executive personnel;

Integrating compensation programs with our short-term and long-term strategic plan and business objectives; and

Encouraging achievement of business objectives and enhancement of stockholder value by providing executive management long-term incentive through equity ownership.

We may compensate our officers with cash compensation, common stock and common stock options. We have not established any quantifiable criteria with respect to the level of compensation, stock grants or options. Rather, the Board of Directors will evaluate cash, stock grants and stock options paid to similarly situated mining companies.  We do not have a Compensation Committee of the Board of Directors.

With respect to stock grants and options which may be issued to the Company’s officers and directors, the Board will consider an overall compensation package that includes both cash and stock based compensation which would be in line with the Company’s overall operations and compensation levels paid to similarly situated mining companies.  We may establish a Stock Incentive and Compensation Plan in order to implement a stock based compensation plan.  We anticipate that any such plan, if adopted will provide for the grant of  non-qualified stock options (“Non-Qualified Stock Options”), incentive stock options (“ISOs”, together with Non-Qualified Stock Options referred to herein as “Stock Options”), stock appreciation rights (“SARs”), restricted stock (“Restricted Stock”) and registered stock (“Registered Stock”), (collectively, the “Awards”) to eligible Participants.

The following table sets forth the compensation paid by us to our officers for the fiscal years ended December 31, 2012, 2011 and 2010.  This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any.  The compensation discussed addresses all compensation awarded to, earned by, or paid or named executive officers.

Executive Officer Compensation Table

Name and
Position	Year	Salary	Stock Awards	Total*

James Chandik	2012	$120,000	-0-	$120,000
CEO/Director	2011	60,000	$306,000	366.000
	2010	-0-	-0-	-0-

Claude Girard	2012	-0-	-0-	-0-
VP/Director	2011	$ 48,000	$ 6,000	$ 54,000
	2010	-0-	-0-	-0-

Jeffrey Bercovitch	2012	$ 48,000	-0-	$ 48,000
CFO/Director	2011	24,000	$ 3,000	27,000
	2010	-0-	-0-	-0-

 * In accordance with the rules promulgated by the Securities and Exchange Commission, certain columns relating to information that is not applicable have been omitted from this table.

(1) Includes accruals of all salaries

(2) Except as set forth in footnote 3, the value of the stock awards is based on a cost of $0.003 per share. All stock awards reflect the aggregate grant date fair value that is computed under ASC 718.

(3)  The value of the stock awards includes 2,000,000 shares of stock at a value of $0.003 per share and 1,500,000 shares of common stock at $0.20 per share

The compensation discussed herein addresses all compensation awarded to, earned by, or paid to our named executive officers.

Employment Agreements:

James Chandik:  Mr. Chandik signed a one year employment agreement with the Company commencing June 1, 2011.  The agreement may be renewed for two additional one year terms.   Effective June 1, 2011 he  received an annual salary of $120,000.  He was issued 2,000,000 shares of the Company’s common stock in consideration for agreeing to serve as our chief executive officer and an additional 1,500,000 shares were issued in September 2011 as per his employment agreement.  His annual salary commencing June 1, 2012 remained at $120,000 per year and no additional shares of common stock were issued.

Mr. Chandik and the Company are currently negotiating the terms and conditions of a new employment agreement.

Claude Girard:  Mr. Girard signed a one year employment agreement with the Company commencing June 1, 2011.  It may be renewed for two additional one year terms. During his first year of employment, Mr. Girard received a salary  of  $48,000  and was issued 2,000,000 shares of the Company’s common stock.

The Agreement has not been renewed.

Jeffrey Bercovitch: Mr. Bercovitch serves as our chief financial officer, secretary and as a member of our board of directors. He signed a one year employment agreement with the Company commencing June 1, 2011. Mr. Bercovitch received an annual salary of $48,000 and was issued  one million shares of the   Company’s common stock in consideration for joining the Company.  His contract was renewed for an additional one year at the same annual compensation.  There were no additional shares of common stock issued to Mr. Bercovitch.

His employment agreement has not been renewed and the Company is in discussions with Mr. Bercovitch regarding his ongoing role with the Company, if any.

Compensation of Directors

Our directors are not compensated for their services as directors.  The board has not implemented a plan to award options to any director.  There are no contractual arrangements with any member of the board of directors.  We have no director’s service contracts.

Long-Term Incentive Plan Awards

We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance.

Indemnification

Under our Articles of Incorporation and Bylaws of the Company, we may indemnify an officer or director who is made a party to any proceeding, including a lawsuit, because of his position, if he acted in good faith and in a manner he reasonably believed to be in our best interest.  We may advance expenses incurred in defending a proceeding.  To the extent that the officer or director is successful on the merits in a proceeding as to which he is to be indemnified, we must indemnify him against all expenses incurred, including attorney’s fees.  With respect to a derivative action, indemnity may be made only for expenses actually and reasonably incurred in defending the proceeding, and if the officer or director is judged liable, only by a court order.  The indemnification is intended to be to the fullest extent permitted by the laws of the State of Nevada.

Regarding indemnification for liabilities arising under the Securities Act of 1933, which may be permitted to directors or officers under Nevada law, we are informed that, in the opinion of the Securities and Exchange Commission, indemnification is against public policy, as expressed in the Act and is, therefore, unenforceable.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information as of December 31, 2012 with respect to the beneficial ownership of the Company's Common Stock by: (i) all persons known by the Company to be beneficial owners of more than 5% of the Company's Common Stock, (ii) each director and Named Executive Officer, and (iii) by all executive officers and directors as a group.

Name	No.of Shares of Common Stock	No.of Options	Percent of Class(1)(2)

James Chandik 229 Bergeron Repentigny Quebec, J6A 7V9	3,500,000	0	4.2%

Claude Girard 144 des Parchernos Gatineau, Quebec J8R 4A2	2,000,000	0	2.4%

Jeffrey Bercovitch 5565 Glencrest Ave. Montreal, Quebec H4V 218	1,000,000	0	1.2%

54 Western Ore Place Inc. 30 French Cay Close Providenciales TCI British West Indies	15,000,000	0	18.1%

55 Strathmore Capital Inc. 34 Hawksbill Lane Providenciales, TCI British West Indies	15,000,000	0	18.1%

All 3 officers and directors	6,500,000	0	7.8%

(1)           Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract,  arrangement,  understanding, relationship,  or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares;  and (ii) investment power, which  includes the power to dispose or direct the  disposition of shares.  Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose  of  the  shares).  In  addition,   shares  are  deemed  to  be beneficially  owned by a person if the person has the right to acquire  the  shares (for example, upon exercise of an option) within 60 days of the date as of which the  information  is  provided.  In  computing  the  percentage ownership  of any  person,  the amount of shares

(2)    Based on 83,024,000 issued and outstanding shares of common stock.

 Item 13.   Certain Relationships and Related Transactions, and Director Independence.

Except as described below, none of the following persons has any direct or indirect material interest in any transaction to which we are a party during the past two years, or in any proposed transaction to which the Company is proposed to be a party:

o	any director or officer;
o	any proposed nominee for election as a director;
o	any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to our common stock; or
o	any relative or spouse of anyof the foregoing persons, or any relative of such spouse, who has the same house as such person or who is a director or officer of any parent or subsidiary.

We issued shares of our common stock to our officers and directors for services rendered.

Related Party Transactions

None.

Director Independence.

We do not have an independent Board of Directors.   Each of our directors also serves as an officer of the Company.

Item 14.   Principal Accounting Fees and Services.

AUDIT FEES. The aggregate fees billed for professional services rendered was $15000   and  $12,500   for the audit of our annual financial statements for the fiscal years ended  December 31, 2012 and 2011, respectively, and $9,000  and $9,000 for the reviews of the financial statements included in our Forms 10-Q for the fiscal years ended 2012 and 2011 respectively.

AUDIT-RELATED FEES. The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of our financial statements and not reported under the caption "Audit Fee."

TAX FEES. No fees were billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice and tax planning services.

ALL OTHER FEES. Other than the services described above, there were no other services provided by our principal accountants for the fiscal years ended December 31, 2012 and 2011.

We do not have an audit committee. Therefore, our entire Board of Directors (the "Board") serves in the capacity of the audit committee. In discharging its oversight responsibility as to the audit process,  our Board  obtained from the independent auditors a formal written statement describing all relationships between the auditors and us that might bear on the auditors' independence as required by Independence Standards Board Standard No. 1, "Independence  Discussions  with Audit  Committees."

Our Board discussed with the auditors any relationships that may impact their objectivity and independence, including fees for non-audit services, and satisfied itself as to the auditors' independence. The Board  also discussed with management and the independent auditors the quality and adequacy of its internal controls. The Board reviewed with the independent auditors their management letter on internal controls.

Our Board discussed and reviewed with the independent auditors all matters required to be discussed by auditing standards generally accepted in the United States of America, including those described in Statement on Auditing Standards No. 61, as amended, "Communication with Audit Committees." Our entire Board, acting in the capacity of the audit  committee reviewed the audited consolidated financial statements of the Company as of and for the year ended December 31, 2012  with  the independent auditors. Management has the responsibility for the preparation of the Company's financial statements and the independent auditors have the responsibility for the examination of those statements. Based on the above-mentioned review and discussions with the independent auditors our  Board of Directors approved the Company's audited consolidated financial statements and recommended that they be included in its Annual Report on Form 10-K for the year ended December 31, 2012, for filing with the Securities and Exchange Commission.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

a.           The following report and financial statements are filed together with this Annual Report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 2012 and 2011
CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31,
     2012 AND DECEMBER 31, 2011 AND CUMULATIVE SINCE INCEPTION (JUNE 2, 2006).
CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED  DECEMBER 31,
     2012 AND 2011 AND CUMULATIVE SINCE INCEPTION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS DEFICIENCY
NOTES TO FINANCIAL STATEMENTS

 (b)           Index to Exhibits

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certificate of the Chief Executive Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32 .1	Certificate of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32 .2	Certificate of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document	*

101.SCH	XBRL Taxonomy Extension Schema	*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	*

101.LAB	XBRL Taxonomy Extension Label Linkbase	*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	*

* Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Act of 1934 and otherwise are not subject to liability.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DNA PRECIOUS METALS, INC.

Date: March 13, 2013

By: /s/ James Chandik
James Chandik
CEO and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ James Chandik	Date: March 13, 2013
James Chandik, CEO/ Director

By: /s/ Jeffrey Bercovitch	Date: March 13, 2013
Jeffrey Bercovitch, CFO/Director

By:
Claude Girard, VP/Director

DNA PRECIOUS METALS, INC.
 (AN EXPLORATION STAGE COMPANY)
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Financial Statements:
Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets as of December 31, 2012 and 2011	F-3
Consolidated Statements of Operations and Comprehensive Loss For the Years Ended December 31, 2012 and 2011 and Period June 2, 2006 (Inception) through December 31, 2012	F-4
Consolidated Statements of Changes in Stockholders’ Equity (Deficit) For the Period June 2, 2006 (Inception) through December 31, 2012	F-5
Consolidated Statements of Cash Flows For the Years Ended December 31, 2012 and 2011 and Period June 2, 2006 (Inception) through December 31, 2012	F-6
Notes to Consolidated Financial Statements	F-7

Report of Independent Registered Public Accounting Firm

To the Directors of
DNA Precious Metals, Inc.
 (an Exploration Stage Company)

We have audited the accompanying consolidated balance sheets of DNA Precious Metals, Inc. (the "Company") (an exploration stage company) as of December 31, 2012 and 2011, and the related consolidated statements of operations and comprehensive loss, changes in stockholders' equity (deficit) and cash flows for the years ended December 31, 2012 and 2011 and the period June 2, 2006 (Inception) through December 31, 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  We were not engaged to perform an audit of the Company’s internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of DNA Precious Metals, Inc. (an exploration stage company) as of December 31, 2012 and 2011, and the results of its consolidated statements of operations and comprehensive loss, changes in stockholders’ equity (deficit), and cash flows for the years ended December 31, 2012 and 2011 and period June 2, 2006 (Inception) through December 31, 2012 in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company is in process of executing its business plan and expansion. The Company has not generated significant revenue to this point, however, has been successful in raising funds in their private placement. The lack of profitable operations and the need to continue to raise funds raise significant doubt about the Company’s ability to continue as a going concern. Management’s plans in this regard are described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/KBL, LLP

New York, NY
March 13, 2013

DNA PRECIOUS METALS, INC.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2012 AND 2011

	IN US$
ASSETS
	DECEMBER 31,	DECEMBER 31,
	2012	2011
CURRENT ASSETS
Cash	$598,938	$556,674
Prepaid expenses	4,422	11,911
Total current assets	603,360	568,585

Fixed assets, net	1,318,343	198,700

Other Asset
Mining rights	15,000	15,000

TOTAL ASSETS	$1,936,703	$782,285

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$78,784	$110,069
Liability for stock to be issued	232,000	-
Total current liabilities	310,784	110,069

LONG TERM LIABILITIES
Promissory note	502,550	491,650

TOTAL LIABILITIES	813,334	601,719

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $0.001 par value, 10,000,000 shares authorized
0 shares issued and outstanding	-	-
Common stock, $0.001 par value, 150,000,000 shares authorized
83,024,000 and 76,100,000 shares issued and outstanding, respectively	83,024	76,100
Additional paid in capital	2,800,976	1,076,900
Deficits accumulated during the exploration stage	(1,773,047)	(975,921)
Accumulated other comprehensive income (loss)	12,416	3,487
Total stockholders' equity (deficit)	1,123,369	180,566

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$1,936,703	$782,285

The accompanying notes are an integral part of these consolidated financial statements.

DNA PRECIOUS METALS, INC.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011
IN US$

			JUNE 2, 2006
			(INCEPTION)
			THROUGH
	2012	2011	DECEMBER 31, 2012

REVENUE	$-	$-	$-

COST OF REVENUES	-	-	-

GROSS PROFIT	-	-	-

OPERATING EXPENSES
Engineering costs	417,274	367,093	784,367
Wages and related expenses	204,473	397,388	601,861
Professional fees	169,634	116,162	336,738
Rent	17,186	17,200	35,689
Depreciation	692	-	692
General and administrative	89,200	17,448	111,934
Total operating expenses	898,459	915,291	1,871,281

OTHER (INCOME) EXPENSE
Interest expense, net	6,951	3,099	10,050
Mining tax credits	(108,284)	-	(108,284)
Total other (income) expense	(101,333)	3,099	(98,234)

NET (LOSS)	$(797,126)	$(918,390)	$(1,773,047)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	77,488,798	67,941,096	50,424,750

NET (LOSS) PER SHARE	$(0.01)	$-	$(0.04)

COMPREHENSIVE LOSS
Net loss	$(797,126)	$(918,390)	$(1,773,047)
Currency translation adjustment	8,929	3,315	12,416
Total comprehensive loss	(788,197)	(915,075)	(1,760,631)

The accompanying notes are an integral part of these consolidated financial statements.

DNA PRECIOUS METALS, INC.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE PERIOD JUNE 2, 2006 (INCEPTION) THROUGH DECEMBER 31, 2012
IN US $

							Deficit
						Accumulated	Accumulated
					Additional	During the	Other
	Preferred Stock		Common Stock		Paid-In	Development	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Stage	Income (Loss)	Total

Balance - June 2, 2006	-	$-	-	$-	$-	$-	$-	$-

Common shares issued to founder	-	-	40,000,000	40,000	-	-	-	40,000

Net loss for the period	-	-	-	-	-	(40,000)	-	(40,000)

Balance - December 31, 2006	-	-	40,000,000	40,000	-	(40,000)	-	-

Net loss for the period	-	-	-	-	-	-	-	-

Balance - December 31, 2007	-	-	40,000,000	40,000	-	(40,000)	-	-

Net loss for the period	-	-	-	-	-	-	-	-

Balance - December 31, 2008	-	-	40,000,000	40,000	-	(40,000)	-	-

Net loss for the period	-	-	-	-	-	-	-	-

Balance - December 31, 2009	-	-	40,000,000	40,000	-	(40,000)	-	-

Common shares issued for cash	-	-	20,000,000	20,000	40,000	-	-	60,000

Net loss for the period	-	-	-	-	-	(17,531)	172	(17,359)

Balance - December 31, 2010	-	-	60,000,000	60,000	40,000	(57,531)	172	42,641

Shares issued for acquisition of mining rights	-	-	5,000,000	5,000	10,000	-	-	15,000
Shares issued to board members	-	-	5,000,000	5,000	10,000	-	-	15,000
Shares issued for interest on promissory note	-	-	1,000,000	1,000	2,000	-	-	3,000
Shares issued in private placement	-	-	3,350,000	3,350	666,650	-	-	670,000
Shares issued under employment agreement	-	-	1,500,000	1,500	298,500	-	-	300,000
Shares issued to engineer per agreement	-	-	250,000	250	49,750	-	-	50,000

Net loss for the period	-	-	-	-	-	(918,390)	3,315	(915,075)

Balance - December 31, 2011	-	-	76,100,000	76,100	1,076,900	(975,921)	3,487	180,566

Shares issued in registered offering	-	-	6,924,000	6,924	1,724,076	-	-	1,731,000

Net loss for the period	-	-	-	-	-	(797,126)	8,929	(788,197)

Balance - December 31, 2012	-	$-	83,024,000	$83,024	$2,800,976	$(1,773,047)	$12,416	$1,123,369

The accompanying notes are an integral part of these consolidated financial statements.

DNA PRECIOUS METALS, INC.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOW
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011
IN US $

			JUNE 2, 2006
			(INCEPTION)
			THROUGH
	2012	2011	DECEMBER 31, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	(797,126)	$(918,390)	$(1,773,047)

Adjustments to reconcile net (loss)
to net cash (used in) operating activities:
Depreciation	692	-	692
Common shares issued for services	-	368,000	408,000

Change in assets and liabilities
(Increase) decrease in prepaid expenses	7,753	(15,737)	(11,555)
Increase (decrease) in accounts payable and accrued expenses	(31,348)	117,387	86,039
Total adjustments	(22,903)	469,650	483,176
Net cash (used in) operating activities	(820,029)	(448,740)	(1,289,871)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of fixed assets	(1,110,128)	(198,699)	(1,308,827)
Net cash (used in) investing activities	(1,110,128)	(198,699)	(1,308,827)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds received from promissory note	-	491,650	491,650
Cash received for common stock and liability for stock to be issued	1,963,000	670,000	2,693,000
Net cash provided by financing activities	1,963,000	1,161,650	3,184,650

Effect of foreign currency	9,421	3,393	12,986

NET INCREASE IN CASH AND CASH EQUIVALENTS	42,264	517,604	598,938

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	556,674	39,070	-

CASH AND CASH EQUIVALENTS - END OF PERIOD	$598,938	$556,674	$598,938

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	6,964	$-	$6,964
Income taxes	-	$-	$-

SUPPLEMENTAL NONCASH ACTIVITY
Common stock issued for mining rights	-	$15,000	$15,000

The accompanying notes are an integral part of these consolidated financial statements.

DNA PRECIOUS METALS, INC.
 (AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND 2011

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

Going Concern

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated revenues since inception and has generated losses totaling $797,126 and $918,390 for the years ended December 31, 2012 and 2011, respectively, and $1,773,047 since the Company’s inception on June 2, 2006. and the Company needs to raise additional funds to carry out their business plan. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, and the ability of the Company to obtain necessary equity financing to continue operations. The Company has had very little operating history to date.

These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the ability of the Company to continue as a going concern.

The Company has recently in September through December 2012, raised $1,963,000 of capital through the subscription of 7,852,000 shares of registered securities, of which 232,000 of these shares were issued in 2013, and raised  in June through December 2011, $670,000 of capital through the subscription of 3,350,000 shares. These funds will go towards furthering the Company’s business plan and work on the construction of a processing mill and build-out of the infrastructure.

DNA PRECIOUS METALS, INC.
 (AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND 2011

NOTE 1-	ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

During 2012, the Company commenced construction on their buildings in which mining operations will be conducted. There has been no negative impact from the economy on anticipated operations of the Company, and they are still on target to commence mining in 2013.

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

DNA PRECIOUS METALS, INC.
 (AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND 2011

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

DNA PRECIOUS METALS, INC.
 (AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND 2011

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Cash and Cash Equivalents (Continued)

The Company maintains cash and cash equivalent balances at one financial institution that is insured by the Federal Deposit Insurance Corporation.

Exploration Tax Credits

The Company qualifies for certain federal and provincial exploration tax credits for the exploration expenditures they have incurred. These expenditures include all exploration costs, salaries, building, infrastructure and equipment expenditures to conduct the activities of the Company. During 2012, the Company received $108,284 in tax credits for expenditures incurred from June 2011 through March 2012. In addition, the Company has submitted approximately $684,892 CAD in credits in two separate filings on October 28, 2012 and December 31, 2012 for expenditures through December 31, 2012. The Company’s policy is to record the tax credits when received rather than applied for. These claims are not guaranteed to be collected. All claims go through a government approval process which can take some time.

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

DNA PRECIOUS METALS, INC.
 (AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND 2011

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

	December 31,	December 31,
	2012	2011

Net loss	$(797,126)	$(918,390)

Weighted-average common shares
outstanding (Basic)	77,488,798	67,941,096

Weighted-average common stock
Equivalents
Stock options	-	-
Warrants	-	-

Weighted-average common shares
outstanding (Diluted)	77,488,798	67,941,096

DNA PRECIOUS METALS, INC.
 (AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND 2011

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Uncertainty in Income Taxes

Under ASC 740-10-25 recognition and measurement of uncertain income tax positions is required using a “more-likely-than-not” approach. Management evaluates their tax positions on an annual basis, and has determined that as of December 31, 2012, no additional accrual for income taxes is necessary.

The Company has performed a review of its material tax positions. During the years ended December 31, 2012 and 2011, the Company did not recognize any amounts for interest and penalties with respect to any unrecognized tax benefits.

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

DNA PRECIOUS METALS, INC.
 (AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND 2011

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In July 2012, the FASB issued ASU 2012-02, Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment, on testing for indefinite-lived intangible assets for impairment. The new guidance provides an entity to simplify the testing for a drop in value of intangible assets such as trademarks, patents, and distribution rights. The amended standard reduces the cost of accounting for indefinite-lived intangible assets, especially in cases where the likelihood of impairment is low. The changes permit businesses and other organizations to first use subjective criteria to determine if an intangible asset has lost value. The amendments to U.S. GAAP will be effective for fiscal years starting after September 15, 2012. The Company’s adoption of this accounting guidance does not have a material impact on the consolidated financial statements and related disclosures.

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

Common Stock

The Company was established on June 2, 2006 with 100,000,000 shares of common stock authorized with a par value of $0.001. The Company on December 8, 2011 amended the authorized stock to 150,000,000 shares.

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

DNA PRECIOUS METALS, INC.
 (AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND 2011

NOTE 3-	STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

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

In 2012, the Company issued:

•
6,924,000 shares of common stock from September 1, 2012 through December 31, 2012 for cash under a private placement. The Company issued the private placement at $0.25 per share. The Company raised $1,731,000 for the shares of common stock.

As of December 31, 2012, the Company has 83,024,000 shares of common stock issued and outstanding.

Options and Warrants

The Company has not issued any options or warrants to date.

DNA PRECIOUS METALS, INC.
 (AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND 2011

NOTE 4-	FIXED ASSETS

Fixed assets consist of the following as of December 31, 2012 and 2011:

Estimated
Useful Lives		December 31,	December 31,
	(Years)	2012	2011
Building	15	$1,154,284	$174,117
Land		93,953	24,583
Computers	5	2,556	-
Equipment	5	43,115	-
Vehicle	5	25,127	-
Subtotal		1,319,035	198,700
Less: accumulated depreciation		(692)	(-)
Fixed assets, net		$1,318,343	$198,700

As of December 31, 2012, only the computers and vehicle have been placed into service. Depreciation for 2012 was $692 and $0 for 2011.

NOTE 5-	PROVISION FOR INCOME TAXES

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

As of December 31, 2012, there is no provision for income taxes, current or deferred.

Net operating losses	$602,836
Valuation allowance	(602,836)

$-

At December 31, 2012, the Company had a net operating loss carry forward in the amount of $1,773,047, available to offset future taxable income through 2032.  The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

DNA PRECIOUS METALS, INC.
 (AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND 2011

NOTE 5-	PROVISION FOR INCOME TAXES (CONTINUED)

A reconciliation of the Company’s effective tax rate as a percentage of income before taxes and federal statutory rate for the periods ended December 31, 2012 and 2011 is summarized below.

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

The balance of $500,000 CD$ ($502,550 US$) remains outstanding as of December 31, 2012.

On August 3, 2012, the Company entered into a promissory note with a non-related individual in the amount of $200,000 CD$, maturing November 16, 2014. The note bears interest at 12% per annum. The lender retained the first $7,000 for interest at closing and funded the Company $193,000. The note was repaid on November 30, 2012 in its entirety. There is no balance remaining on this note..

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

DNA PRECIOUS METALS, INC.
 (AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND 2011

NOTE 7-	FAIR VALUE MEASUREMENTS (CONTINUED

The following table represents the fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2012:

	Level 1	Level 2	Level 3	Total

Cash and cash equivalents	598,938	-	-	598,938

Promissory note	-	-	502,550	502,550

NOTE 8-	MINING EXPENDITURES

During 2012 the Company incurred substantial expenses related to the process of obtaining the Quebec Provincial authorization permit for the extraction of the precious metals in the tailings residue on the Montauban Mine Property. In addition, Laboratoire LTM was mandated to prepare the final modified process mill blueprints and mining circuit extraction plans. It received a total of $78,060 CAD in six different installments including a final payment on December 20, 2012.

Solmatech was mandated to characterize the environment on the Montauban Mine Property and more specifically conduct soil tests on the future site of mining operations by DNA Precious Metals Inc.  Solomatech incurred a total of $48,937 CAD for their work during this period.

Groupe Alphard was mandated to prepare the geotech process and restoration of the mining residue park.  They incurred a total of $68,818 CAD in ten different installments.

SCEB Inc. was hired as the environment and engineer specialist to overlook and coordinate the entire authorization permit process.  SCEB Inc. incurred a total of $95,002 CAD in eight different installments.

From August 2012 to December 2012 the Company incurred substantial expenses related to the infrastructure build-out, equipment purchase and construction of the processing mill facility.  The company Deschesnes Construction and Demolition was hired to complete all the civil construction of the steel structure building for $470,000 CAD.  Deschesnes incurred a total of $370,000 CAD in two different installments and the Company has $100,000 CAD outstanding as of December 31, 2012.

The Company 9216-9499 Quebec Inc. was hired as the electrical contractor. Their mandate included the installation of the main power source line to the building facility and all electrical work inside the milling facility. Included in the mandate is the wiring of the entire building, installation of heating and air conditioning system, lighting supply, installation of ventilation system and complete electrical set-up of all milling equipment. The company incurred a total of $347,350 CAD in three different installments.

DNA PRECIOUS METALS, INC.
 (AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND 2011

NOTE 8-	MINING EXPENDITURES (CONTINUED)

In addition during this time period Terra Innovation was mandated to design the milling site layout and overlook the construction work of the milling site.  Also during this period Forage DynamiTech was hired to dynamite the rock in order to expand the milling site area.  They respectively incurred $50,000 CAD and $28,205 CAD during this period.

Also from January 1, 2012 to present, Transport Alain Carrier Inc. was mandated to continue infrastructural and construction work.  During this period, Transport Alain Carrier Inc. completed the restoration of access roads on the Monatuban Mine Property and furthermore, built an additional access road leading to the future mining operations site.  Transport Alain Carrier Inc. was also involved in the work associated with the expansion of the milling site area. Transport Alain Carrier Inc. incurred a total of $69,652 CAD in six different installments.

In August 2012, the Company signed a contract with Universal Steel Buildings and there affiliate Steel Building Accessories for an additional sixty linear feet expansion of the initial purchased steel structure building.  The steel structure extension purchased brought our total square foot layout capacity to 16,000 sq/ft from the initial 10,000 sq/ft layout.  The Company incurred a total of $124,570 USD for fiscal year 2012. The final payment for this was made on October 26, 2012.

NOTE 9-	SUBSEQUENT EVENTS

From January 1, 2013 to present the Company incurred substantial expenses related to the infrastructure build-out, equipment purchase and construction of the processing mill facility.  During this period Transport Alain Carrier Inc. incurred an additional $23,423 CAD for their continued infrastructural construction work on the mill facility site.

Also during this period Deschesnes Construction and Demolition received a total payment of $70,000 CAD for the contractual obligation signed with the Company in September 2012.  Deschesnes Construction and Demolition are still owed a balance of $30,000 CAD of which will be paid upon termination of the steel structure construction work.

From January 1, 2013 to present, the Company raised $394,000 USD through the sale of the registered securities at $0.25 per share. The Company issued a total of 1,576,000 shares to the thirteen different shareholders.

In addition, during this period the Company issued 928,000 shares to nine different shareholders who purchased $232,000 USD of registered securities at $0.25 per share at the end of December 2012. These shares are reflected as a liability for stock to be issued at December 31, 2012.

On March 4, 2013, 754 2542 Canada Inc. executed an agreement with the Company whereby 754 2542 Canada Inc. agreed to accept 2.5 million shares of common stock in satisfaction of all amounts due and owing 754 2542 Canada Inc. pursuant to the promissory note executed between the parties and dated May 13, 2011.