Form 10-Q
period 2013-03-31
DNA PRECIOUS METALS INC.
filed 2013-04-29
CIK 1506503

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013
or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from: _____________ to _____________

Commission file number: 333-178624

DNA PRECIOUS METALS, INC.
 (Exact name of Registrant as Specified in its Charter)

Nevada	37-1640902
(State or other jurisdiction of Incorporation)	(I.R.S. Employer Identification No.)

9125 rue Pascal Gagnon, Suite 204, Saint Leonard, Quebec, Canada HIP IZ4
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

(514) 852-2111
(REGISTRANT’S TELEPHONE NUMBER)

Not Applicable
(FORMER NAME OR FORMER ADDRESS, IF CHANGES SINCE LAST REPORT)

All correspondence to:
Tony J. Giuliano, CFO
DNA Precious Metals, Inc.
9125 Pascal Gagnon, Suite 204
Saint Leonard, Quebec, Canada H1P 1Z4
Office: (514) 852-2111
Fax: (514) 852-2221
Email: tony.giuliano@dnapreciousmetals.com

Title of each class	Name of each exchange on which registered

Common Stock, $0.001 par value	None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act☐ Yes      ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act from their obligations under those Sections.
☐ Yes        ☒ No

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
☒  Yes          ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-Q or any amendment to this Form 10-Q.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Non-accelerated Filer	☐

Accelerated Filer	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant computed by reference to the price at which the common equity was last sold, or the average bid and asked price for such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter was approximately $13,632,000 (based on a sales price of $.25 per share, representing the sales price of the Company’s common stock on March 31, 2013).

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

☐ Yes             ☐ No

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:  91,528,000 of common stock, $0.001 par value as of March 31, 2013.

DOCUMENTS INCORPORATED BY REFERENCE

None.

References to DNA Precious Metals, Inc., a Nevada corporation, are referred to herein as “we”, “our” or “us”, unless the context provides for otherwise.

DNA Precious Metals, Inc.
(An Exploration Stage Company)

The consolidated financial statements are unaudited. However, management of registrant believes that all necessary adjustments, including normal recurring adjustments, have been reflected to present fairly the financial position of registrant as at March 31, 2013 and the results of its operations and changes in its cash position for the three periods ended March 31, 2013 and 2012 and for the period from inception (June 2, 2006) through March 31, 2013.

MEASUREMENTS AND GLOSSARY

Conversion Table

For ease of reference in reviewing our business, we are providing you with conversion information and abbreviations:

1 acre	= 0.4047 hectare	1 mile	= 1.6093 kilometers
1 foot	= 0.3048 meter	1 troy ounce	= 31.1035 grams
1 gram per metric ton	= 0.0292 troy ounce/ short ton	1 square mile	= 2.59 square kilometers
1 short ton (2000 pounds)	= 0.9072 ton	1 square kilometer	= 100 hectares
1 ton	= 1,000 kg or 2,204.6 lbs	1 kilogram	= 2.204 pounds or 32.151 troy oz
1 hectare	= 10,000 square meters	1 hectare	= 2.471 acres

The following abbreviations may be used herein:

Au	= gold	m2	= square meter
G	= gram	m3	= cubic meter
g/t	= grams per ton	Mg	= milligram
Ha	= hectare	mg/m3	= milligrams per cubic meter
Km	= kilometer	T or t	= ton
Km2	= square kilometers	Oz	= troy ounce
Kg	= kilogram	Ppb	= parts per billion
M	= meter	Ma	= million years

Mining Terms

The following mining terms are used throughout this filing:

a)	SEC Industry Guide 7 Definitions

exploration stage	An “exploration stage” prospect is one which is not in either the development or production stage.

development stage
A “development stage” project is one which there is ongoing preparation of an established commercially mineable deposit for its extraction but which is not yet in production. This stage occurs after completion of a feasibility study.

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

reserve
The term “reserve” refers to that part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination. Reserves must be supported by a feasibility study done to bankable standards that demonstrates the economic extraction (“Bankable standards” implies that the confidence attached to the costs and achievements developed in the study is sufficient for the project to be eligible for external debt financing). A reserve includes adjustments to the in-situ tons and grade to include diluting materials and allowances for losses that might occur when the material is mined.

b)	Additional Definitions

alteration	Any change in the mineral composition of a rock brought about by physical or chemical means.

assay	A measure of the valuable mineral content.

dip	The angle that a structural surface, a bedding or fault plane, makes with the horizontal, measured perpendicular to the strike of the structure.

disseminated	Where minerals occur as scattered particles in the rock.

fault	A surface or zone of rock fracture along which there has been displacement.

feasibility study
A comprehensive study of a mineral deposit in which all geological, engineering, legal, operating, economic, social, environmental and other relevant factors are considered in sufficient detail that it could reasonably serve as the basis for a final decision by a financial institution to finance the development of the deposit for mineral production.

formation	A distinct layer of sedimentary rock of similar composition.

geochemistry	The study of the distribution and amounts of the chemical elements in minerals, ores, rocks, solids, water and the atmosphere.

geophysics	The study of the mechanical, electrical and magnetic properties of the earth’s crust.

geophysical surveys	A survey method used primarily in the mining industry as an exploration tool, applying the methods of physics and engineering to the earth’s surface.

geotechnical	The study of ground stability.

grade	Quantity of metal per unit weight of host rock.

heap leach
A mineral processing method involving the crushing and stacking of an ore on an impermeable liner upon which solutions are sprayed to dissolve metals i.e. gold, copper, etc.; the solutions containing the metals are then collected and treated to recover the metals.

host rock	The rock in which a mineral or an ore body may be contained.

in-situ	In its natural position.

lithology
The character of the rock described in terms of its structure, color, mineral composition, grain size and arrangement of tits component parts, all those visible features that in the aggregate impart individuality to the rock.

mapped or geological mapping	The recording of geologic information including rock units and the occurrence of structural features and mineral deposits on maps.

mineral	A naturally occurring inorganic crystalline material having a definite chemical composition.

mineralization	A natural accumulation or concentration in rocks or soil of one or more potentially economic minerals, also the process by which minerals are introduced or concentrated in a rock.

outcrop	That part of a geologic formation or structure that appears at the surface of the earth.

open pit or open cut	Surface mining in which the ore is extracted from a pit or quarry, the geometry of the pit may vary with the characteristics of the ore body.

ore	Mineral bearing rock that can be mined and treated profitably under current or immediately foreseeable economic conditions.

ore body	A mostly solid and fairly continuous mass of mineralization estimated to be economically mineable.

ore grade	The average weight of the valuable metal or mineral contained in a specific weight of ore i.e. grams per ton of ore.

oxide	Gold bearing ore which results from the oxidation of near surface sulfide ore.

preliminary assessment	A study that includes an economic analysis of the potential viability of Mineral Resources taken at an early stage of the project prior to the completion of a preliminary feasibility study.

QA/QC	Quality Assurance/Quality Control is the process of controlling and assuring data quality for assays and other exploration and mining data.

quartz	A mineral composed of silicon dioxide, SiO2 (silica).

rock	Indurated naturally occurring mineral matter of various compositions.

sampling analytical variance/ precision	An estimate of the total error induced by sampling, sample preparation and analysis.

sediment	Particles transported by water, wind or ice.

sedimentary rock	Rock formed at the earth’s surface from solid particles, whether mineral or organic, which have been moved from their position of origin and re-deposited.

strike	The direction or trend that a structural surface, e.g. a bedding or fault plane, takes as it intersects the horizontal.

strip	To remove overburden in order to expose ore.

tailings	The residue from an ore crushing plant.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this quarterly report on Form 10-Q contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Generally, the words “believes”, “anticipates,” “may,” “will,” “should,” “expect,” “intend,” “estimate,” “continue,” and similar expressions  or comparable terminology are intended to identify forward-looking statements which include, but are not limited to, statements concerning the our  expectations regarding our working capital requirements, financing requirements, business prospects, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider all of the material risks in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Readers should carefully review this quarterly report in its entirety, including but not limited to our financial statements and the notes thereto. Except for our ongoing obligations to disclose material information under the federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events.

PART 1I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

DNA PRECIOUS METALS, INC.
 (AN EXPLORATION STAGE COMPANY)
INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Condensed Consolidated Financial Statements:
Condensed Consolidated Balance Sheets as of March 31, 2013 (Unaudited) and December 31, 2012	9
Condensed Consolidated Statements of Operations and Comprehensive Loss For the Periods Ended March 31, 2013 and 2012 and the Period June 2, 2006 (Inception) through March 31, 2013 (Unaudited)	10
Condensed Consolidated Statements of Cash Flows For the Three Months Ended March 31, 2013 and 2012 and the Period June 2, 2006 (Inception) through March 31, 2013 (Unaudited)	11
Notes to Condensed Consolidated Financial Statements (Unaudited)	12

DNA PRECIOUS METALS, INC.
(An Exploration Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS
MARCH 31, 2013 (Unaudited) AND DECEMBER 31, 2012

	IN US$
ASSETS	(Unaudited)
	MARCH 31,	DECEMBER 31,
	2013	2012
CURRENT ASSETS
Cash	$629,964	$598,938
Prepaid expenses and deposits	4,369	4,422
Total current assets	634,333	603,360

Fixed assets, net	1,634,617	1,318,343

Other Asset
Mining rights	15,000	15,000

TOTAL ASSETS	$2,283,950	$1,936,703

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$293,704	$78,784
Liability for stock to be issued	-	232,000
Total current liabilities	293,704	310,784

LONG TERM LIABILITIES
Promissory note	-	502,550

TOTAL LIABILITIES	293,704	813,334

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $0.001 par value, 10,000,000 shares authorized
Nil shares issued and outstanding	-	-
Common stock, $0.001 par value, 150,000,000 shares authorized
91,528,000 and 83,024,000 shares issued and outstanding, respectively	91,528	83,024
Additional paid in capital	5,296,022	2,800,976
Deferred compensation	(750,000)	-
Deficits accumulated during the exploration stage	(2,657,888)	(1,773,047)
Accumulated other comprehensive income (loss)	10,584	12,416
Total stockholders' equity (deficit)	1,990,246	1,123,369

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$2,283,950	$1,936,703

The accompanying notes are an integral part of these condensed consolidated financial statements.

DNA PRECIOUS METALS, INC.
(AN EXPLORATION STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012
IN US$
(Unaudited)

			JUNE 2, 2006
	THREE MONTHS ENDED		(INCEPTION)
	MARCH 31,		THROUGH
	2013	2012	MARCH 31, 2013

REVENUE	$-	$-	$-

COST OF REVENUES	-	-	-

GROSS PROFIT	-	-	-

OPERATING EXPENSES
Engineering costs	27,583	135,924	811,950
Wages and related expenses	610,778	47,938	1,212,639
Professional fees	83,063	50,352	419,801
Rent	5,151	3,965	40,840
Depreciation	1,392	-	2,084
General and administrative	32,072	38,734	144,006
Total operating expenses	760,039	276,913	2,631,320

OTHER (INCOME) EXPENSE
Interest expense, net	(198)	-	9,852
Loss on conversion of promissory note	125,000	-	125,000
Mining tax credits	-	-	(108,284)
Total other (income) expense	124,802	-	26,568

NET INCOME (LOSS)	$(884,841)	$(276,913)	$(2,657,888)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	85,698,044	76,100,000	51,699,688

NET (LOSS) PER SHARE	$(0.01)	$(0.00)	$(0.05)

COMPREHENSIVE LOSS
Net loss	$(884,841)	$(276,913)	$(2,657,888)
Currency translation adjustment	(1,832)	11,677	10,584
Total comprehensive loss	(886,673)	(265,236)	(2,647,304)

The accompanying notes are an integral part of these condensed consolidated financial statements.

DNA PRECIOUS METALS, INC.
(An Exploration Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012
IN US $
(Unaudited)

			JUNE 2, 2006
	THREE MONTHS ENDED		(INCEPTION)
	MARCH 31,		THROUGH
	2013	2012	MARCH 31, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(884,841)	$(276,913)	$(2,657,888)

Adjustments to reconcile net (loss)
to net cash (used in) operating activities:
Depreciation	1,392	-	2,084
Non-cash wages upon issuance of shares	500,000	-	500,000
Loss on conversion of promissory note	125,000		125,000
Common shares issued for services	-	-	408,000

Change in assets and liabilities
(Increase) decrease in prepaid expenses	(39)	-	(11,594)
Increase (decrease) in accounts payable and accrued expenses	215,918	(34,008)	301,957
Total adjustments	842,271	(34,008)	1,325,447
Net cash (used in) operating activities	(42,570)	(310,921)	(1,332,441)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of fixed assets	(317,666)	(27,012)	(1,626,493)
Net cash (used in) investing activities	(317,666)	(27,012)	(1,626,493)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds received from promissory note	-	-	491,650
Cash received for common stock and liability for stock to be issued	394,000	-	3,087,000
Net cash provided by financing activities	394,000	-	3,578,650

Effect of foreign currency	(2,738)	20,620	10,248

NET INCREASE IN CASH AND CASH EQUIVALENTS	31,026	(317,313)	629,964

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	598,938	556,674	-

CASH AND CASH EQUIVALENTS - END OF PERIOD	$629,964	$239,361	$629,964

SUPPLEMENTAL NONCASH INVESTING AND FINANCING ACTIVITIES
Common stock issued for subscriptions receivable	$-	$-	$-
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$-	$-	$6,964
Income taxes	$-	$-	$-

SUPPLEMENTAL NONCASH ACTIVITY
Common stock issued for mining rights	$-	$-	$15,000
Conversion of promissory note to common stock	$627,550	$-	$627,550
Deferred compensation for common stock	$750,000	$-	$750,000

 The accompanying notes are an integral part of these condensed consolidated financial statements.

DNA PRECIOUS METALS, INC.
(An Exploration Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013 AND 2012
(Unaudited)

NOTE 1-	ORGANIZATION AND BASIS OF PRESENTATION

The unaudited consolidated financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the December 31, 2012 audited financial statements and the accompanying notes thereto. While management believes the procedures followed in preparing these condensed consolidated financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year.

On June 2, 2006, Celtic Capital, Inc. was incorporated in the State of Nevada. On October 20, 2008, Celtic Capital, Inc. changed its name to Entertainment Educational Arts Inc. On May 12, 2010, the Company changed its name to DNA Precious Metals, Inc. (the “Company”). On October 29, 2010, the Company formed DNA Canada Inc., a Canadian federally incorporated company, as a wholly-owned subsidiary. The Company will operate all of its exploration operations through this Canadian entity.

The Company is an exploration stage company that is in the business of identifying mineral claim rights in Canada and the United States. The Company has conducted minimal business to date.

The Company’s primary goal is to identify and acquire premium gold (Au) and silver (Ag) properties to create an international mining company. The mineralized properties that the Company will focus on acquiring, will have easy accessibility, transportation infrastructures in place on the property and most importantly, will have the potential to be brought into production quickly.

On June 9, 2011, the Company acquired 10 mining claims in the Montauban Mining Project located in the Montauban and Chavigny townships near Grondines-West in the Portneuf County of Quebec, Canada (the “Property”). Presently, the Company is working on the construction of a processing mill and build-out of the infrastructure.

DNA PRECIOUS METALS, INC.
(An Exploration Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013 AND 2012
(Unaudited)

Going Concern

The condensed consolidated financial statements have been prepared on a going concern basis. The going concern basis of presentation assumes that the Company will continue in operation for the foreseeable future and be able to realize its assets and discharge its liabilities and commitments in the normal course of business. The Company has not generated revenues since inception and has generated losses totaling $884,841 and $276,913 for the three-months ended March 31, 2013 and 2012, respectively, and losses of $2,657,888 since the Company’s inception on June 2, 2006. The Company has had very little operating history to date.

The Company’s continuation as a going concern is dependent upon, amongst other things, continued financial support from its shareholders, attaining a satisfactory revenue level, attainment of profitable operations and the generation of cash from operations and the ability to secure new financing arrangements and new capital to carry out its business plan.  These matters are dependent on a number of items outside of the Company’s control and there exists material uncertainties that may cast significant doubt about the Company’s ability to continue as a going concern.

The Company can give no assurance that it will achieve profitability or be capable of sustaining profitable operations. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of the carrying amounts of assets or the amount and classification of liabilities that might result if the Company is unable to continue as a going concern. These factors raise substantial doubt regarding the ability of the Company to continue as a going concern.

The Company has recently, from September 2012 to January 2013, raised $2,357,000 of capital through the subscription of 9,428,000 shares as a result of an S-1 registration statement. The Company also raised, from June to December 2011, $670,000 of capital through the subscription of 3,350,000 shares. These raises of funds went towards furthering the Company’s business plan while the most recent raise also went towards work the construction of a processing mill and build-out of the infrastructure.

During the fourth quarter of fiscal 2012, the Company commenced construction on the processing mill in which mining operations will be conducted. The structure of the mill was completed in the first quarter of fiscal 2013 but is not as yet in service pending acquisition of mill processing equipment.

Effective July 1, 2009, the Company adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 105-10, Generally Accepted Accounting Principles – Overall (“ASC 105-10”). ASC 105-10 establishes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for Securities and Exchange Commission (“SEC”) registrants.

DNA PRECIOUS METALS, INC.
(An Exploration Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013 AND 2012
(Unaudited)

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

Exploration Stage Company

The Company is an exploration stage company as defined in ASC 915. The Company has made capital investments on the Property.  The construction of the processing mill structure was commenced in the fourth quarter of fiscal 2012 and completed in the first quarter of fiscal 2013. Also, significant infrastructure work related to the processing mill has been completed.

Presently, the infrastructure construction includes the foundation, a 16,000 sq/ft steel structure building and water and power supply installations.  The Company has completed all the access infrastructural work to the future site where the milling facilities will be located.

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

Consequently, the primary objective will be to recuperate the mica and precious metals from the mining residues.  The recuperation of the precious metals from the mining residues will be less expensive than traditional mining operations primarily because the mining residues have already been crushed and grinded by prior mining companies.

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

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, DNA Canada Inc. All intercompany transactions and accounts have been eliminated on consolidation.

DNA PRECIOUS METALS, INC.
(An Exploration Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013 AND 2012
(Unaudited)

Currency Translation

The Company’s functional is the Canadian dollar and its reporting currency is the United States dollar. Transactions denominated in the functional currency are converted into United States dollars using the exchange rate in effect at the date of the transaction or the average rate for the period in the case of revenue and expense transactions. Monetary assets and liabilities are re-valued into the reporting currency at each balance sheet date using the exchange rate in effect at the balance sheet date, with any resulting exchange gains or losses being credited or charged to accumulated other comprehensive income (loss). Non-monetary assets and liabilities are recorded in the reporting currency using the exchange rate in effect at the date of the transaction and are not revalued for subsequent changes in exchange rates.

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

The Company maintains cash and cash equivalent balances at one major Canadian bank.

Exploration Tax Credits

The Company is entitled to certain exploration tax credits for the exploration expenditures they have incurred from the Canadian federal government and the government of the Province of Quebec. Qualifying expenditures include exploration costs, salaries, building expenditures and infrastructure and equipment expenditures to conduct the activities of the Company. During the year ended December 31, 2012, the Company received $108,284 in tax credits for expenditures incurred from June 2011 through March 2012. In addition, the Company has submitted approximately CDN.$590,000 in credits for expenditures through December 31, 2012. The Company’s policy is to record the tax credits when received rather than applied for. Research tax credits must be reviewed and approved by the tax authorities and it is possible that the amounts granted will differ from the amounts applied for.

DNA PRECIOUS METALS, INC.
(An Exploration Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013 AND 2012
(Unaudited)

Fixed Assets

Fixed assets are stated at cost, less accumulated depreciation. Depreciation will be provided using the straight-line method over the estimated useful lives of the related assets when those assets are placed into service. Costs of maintenance and repairs will be charged to expense as incurred.

Trade and Other Payables

Trade and other payables and accrued liabilities are obligations to pay for goods or services that have been acquired in the normal course of business. Trade and other payables and accrued liabilities are classified as current liabilities if payment is due within one year or less. If not, they are presented as non-current liabilities.

Recoverability of Long-Lived Assets

Although the Company does not have any long-lived assets at this point, for any long-lived assets acquired in the future, the Company will review their recoverability on a periodic basis whenever events and changes in circumstances have occurred which may indicate a possible impairment. The assessment for potential impairment will be based primarily on the Company’s ability to recover the carrying value of its long-lived assets from expected future cash flows from its operations on an undiscounted basis. If such assets are determined to be impaired, the impairment recognized is the amount by which the carrying value of the assets exceeds the fair value of the assets. Fixed assets to be disposed of by sale will be carried at the lower of the then current carrying value or fair value less estimated costs to sell.

Fair Value of Financial Instruments

The carrying amount reported in the condensed consolidated balance sheets for cash and cash equivalents, accounts payable, and accrued expenses approximate fair value because of the immediate or short-term maturity of these financial instruments. The Company does not utilize derivative instruments.

DNA PRECIOUS METALS, INC.
(An Exploration Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013 AND 2012
(Unaudited)

Income Taxes

The Company uses the liability method of accounting for income taxes under which deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted or substantially enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as part of the provision for income taxes in the period that includes the enactment date. Deferred tax liabilities are always provided for in full. Deferred tax assets are recognized to the extent that it is probable that they will be able to be utilized against future taxable income. Deferred tax assets and liabilities are offset only when the Company has a right and intention to set off current tax assets and liabilities from the same taxation authority. Valuation allowances are established, when necessary, to reduce deferred tax assets to amounts that are expected to be realized.

Revenue Recognition

The Company will generate revenues from the sale of precious metals mined from its Property. Revenue from the sale of precious metals, namely gold, silver and mica, will be recognized upon delivery of the precious metals, collection is probable, the fee is fixed or determinable and the Company has transferred to the buyer the significant risks and rewards of ownership of the precious metals supplied. Significant risks and rewards are generally considered to be transferred to the buyer when the customer has taken undisputed delivery of the precious metals.

Loss Per Share of Common Stock

Basic net loss per share (“Basic EPS”) is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding for the period.

Diluted earnings per share is computed by dividing adjusted net income available to common shareholders by the weighted average number of common shares outstanding adjusted for the effects of all dilutive common share issuances. Dilutive common share issuances shall be deemed to have been converted into ordinary shares at the beginning of the period.

For the purpose of calculating diluted earnings per share, the Company shall assume the exercise of dilutive stock options and warrants. The assumed proceeds from these instruments shall be regarded as having been received from the issue of common shares at the average market price of common shares during the period. Dilutive common share issuances are not included in the computation of diluted earnings per share when the Company reports a loss because to do so would be anti-dilutive for the periods presented. The following is a reconciliation of the computation for basic and diluted EPS:

DNA PRECIOUS METALS, INC.
(An Exploration Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013 AND 2012
(Unaudited)

	March 31,	March 31,
	2013	2012

Net profit (loss)	$(884,841)	$(276,913)

Weighted-average common shares
outstanding (Basic)	85,698,044	76,100,000

Weighted-average common stock
Equivalents
Stock options	-	-
Warrants	-	-

Weighted-average common shares
outstanding (Diluted)	85,698,044	76,100,000

Uncertainty in Income Taxes

Under ASC 740-10-25 recognition and measurement of uncertain income tax positions is required using a “more-likely-than-not” approach. Management evaluates their tax positions on an annual and quarterly basis, and has determined that as of March 31, 2013, no additional accrual for income taxes is necessary.

The Company has performed a review of its material tax positions. During the three months ended March 31, 2013, the Company did not recognize any amounts for interest and penalties with respect to any unrecognized tax benefits.

DNA PRECIOUS METALS, INC.
(An Exploration Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013 AND 2012
(Unaudited)

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

In June 2011, FASB issued ASU No. 2011-05, Presentation of Comprehensive Income, which amends the disclosure and presentation requirements of Comprehensive Income. Specifically, FASB ASU No. 2011-05 requires that all non-owner changes in stockholders’ equity be presented either in 1) a single continuous statement of comprehensive income or 2) two separate but consecutive statements, in which the first statement presents total net income and its components, and the second statement presents total other comprehensive income and its components. These new presentation requirements, as currently set forth, are effective for the Company beginning October 1, 2012, with early adoption permitted. The Company plans to adopt this amended guidance on October 1, 2012 and at this time does not anticipate that it will have a material impact on the Company’s results of operations, cash flows or financial position.

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

DNA PRECIOUS METALS, INC.
(An Exploration Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013 AND 2012
(Unaudited)

There were other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

NOTE 3-	STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred Stock

The Company was established on June 2, 2006 with 10,000,000 shares of preferred stock authorized with a par value of $0.001. The Company has not issued any preferred stock.

Common Stock

The Company was established on June 2, 2006 with 100,000,000 shares of common stock authorized with a par value of $0.001. On December 8, 2011, the Company amended the authorized stock to 150,000,000 shares.

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

DNA PRECIOUS METALS, INC.
(An Exploration Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013 AND 2012
(Unaudited)

•
3,350,000 shares of common stock from June 27, 2011 through October 20, 2011 for cash under a private placement. The Company issued the private placement at $0.20 per share to reflect the recent activity. There was no independent valuation report. The Company raised $670,000 for the shares of common stock.

•
1,500,000 shares of common stock on September 19, 2011 under employment agreements for a value of $300,000. The $0.20 value is the same value the Company used in raising funds under their private placement, and there were no changes to that value; and

•
250,000 shares of common stock on October 20, 2011 to a consultant who assisted on the engineering of the building for a value of $0.20 per share amounting to $50,000. The $0.20 value is the same value the Company used in raising funds under their private placement, and there were no changes to that value

The methodologies, approaches and assumptions that the Company used are consistent with the American Institute of Certified Public Accountants, “Practice Guide on Valuation of Privately-Held Company Equity Securities Issued as Compensation”, considering numerous objective and subjective factors to determine common stock fair market value at each issuance date, including but not limited to the following factors: (a) arm’s length private transactions; (b) shares issued for cash as a basis to determine the value for shares issued for services to non-related third parties; and (c) fair value of service provided to non-related third parties as a basis to determine value per share. With respect to the sale of the securities identified above, the Company relied on the exemption provisions of Section 4(2), Regulation S or Section 3(a) 10 of the Securities Act of 1933, as amended. The sale was made to a sophisticated or accredited investor, as defined in Rule 502, or were issued pursuant to a specific exemption.

In 2012, the Company issued:

•	6,924,000 shares of common stock from September 1, 2012 to December 31, 2012 for $1,731,000 through an S-1 registration statement at $0.25 per share.

In 2013, the Company issued:

•
1,576,000 shares of common stock from January 1, 2013 to February 28, 2013 for $394,000 through an S-1 registration statement at $0.25 per share. The shares were issued to thirteen different shareholders.

•
928,000 shares of common stock to nine different shareholders who purchased $232,000 through an S-1 registration statement at $0.25 per share at the end of December 2012. These shares were reflected as a liability for stock to be issued at December 31, 2012. The balance as of March 31, 2013 is $0.

•
2,500,000 shares of common stock on March 4, 2013 pursuant to an executed agreement with 754 2542 Canada Inc. to convert all amounts owing them, CDN$500,000 face value of the promissory note at $0.20 per share. The original promissory note executed between the parties was dated May 13, 2011.

DNA PRECIOUS METALS, INC.
(An Exploration Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013 AND 2012
(Unaudited)

•
5,000,000 shares of common stock on March 15, 2013 to new Officers of the Company, pursuant to employment agreements, for value at $0.25 per share representing a total compensation expense of $1,250,000. 2,000,000 shares, valued at $500,000, vest immediately and 3,000,000 shares, valued at $750,000, vest quarterly over one year and are reflected as deferred compensation as of March 31, 2013.

•	1,500,000 shares of common stock were cancelled on March 28, 2013.

As of March 31, 2013, the Company has 91,528,000 shares of common stock issued and outstanding.

Stock Options and Warrants

As of March 31, 2013, the Company has not issued any stock options or warrants.

NOTE 4-	FIXED ASSETS

Fixed assets consist of the following as of March 31, 2013 and December 31, 2012:

Estimated		(Unaudited)
Useful Lives		March 31,	December 31,
	(Years)	2012	2012
Building	15	$ 1,342,044	$1,154,284
Land		221,970	93,953
Computers	5	4,445	2,556
Equipment	5	43,115	43,115
Vehicle	5	25,127	25,127
Subtotal		1,636,701	1,319,035
Less: accumulated depreciation		(2,084)	(692)
Fixed assets, net		$ 1,634,617	$1,318,343

As of March 31, 2013, only the computers and vehicle have been placed into service. Depreciation for the three-months ended March 31, 2013 and 2012 was $1,392 and $0, respectively.

NOTE 5-	PROVISION FOR INCOME TAXES

As of March 31, 2013, there is no provision for income taxes, current or deferred.

Net operating losses	$903,682
Valuation allowance	(903,682)

$-

DNA PRECIOUS METALS, INC.
(An Exploration Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013 AND 2012
(Unaudited)

At March 31, 2013, the Company had a net operating loss carry forward in the amount of $2,657,888, available to offset future taxable income through 2033.  The Company has established a valuation allowance equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

A reconciliation of the Company’s effective tax rate as a percentage of income before taxes and the federal statutory rate for the three-month periods ended March 31, 2013 and 2012 is summarized below:

Federal statutory rate	(34.0)%
State income taxes, net of federal benefits	0.0
Valuation allowance	34.0
0%

NOTE 6-	PROMISSORY NOTE

The Company entered into a promissory note with an investor on May 13, 2011 in the amount of CDN$500,000 that matures on May 31, 2014. The note had a default interest rate of 5% per annum should repayment not occur by the maturity date and the Company be in default of the promissory note agreement. In connection with the promissory note, the Company issued 1,000,000 shares of stock valued at CDN$3,000 in June 2011 for prepaid interest.

On March 4, 2013, 754 2542 Canada Inc. executed an agreement with the Company whereby 754 2542 Canada Inc. agreed to accept 2,500,000 shares of common stock in satisfaction of all amounts due and owing 754 2542 Canada Inc. pursuant to the promissory note executed between the parties on May 13, 2011. As a result, the promissory note has been converted, and the Company recorded a loss on conversion of this note of $125,000 in the condensed consolidated statement of operations for the three months ended March 31, 2013.

On August 3, 2012, the Company entered into a promissory note with a non-related individual in the amount of CDN$200,000 maturing on November 16, 2014. The note bears interest at 12% per annum. The lender retained the first $7,000 for interest at closing thereby funding the Company net proceeds of $193,000. The note was repaid in full on November 30, 2012.

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

DNA PRECIOUS METALS, INC.
(An Exploration Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013 AND 2012
(Unaudited)

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

The following table represents the fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2013:

	Level 1	Level 2	Level 3	Total

Cash and cash equivalents	629,964	-	-	629,964

NOTE 8-	MINING EXPENDITURES

During 2012 the Company incurred significant expenses related to the process of obtaining the Quebec Provincial government authorization permit for the extraction of the precious metals in the tailings residue on the Montauban Mine Property. In addition, Laboratoire LTM was mandated to prepare the final modified process mill blueprints and mining circuit extraction plans. The Company incurred a total expense of CDN$78,060 for their work during this period.

Solmatech was mandated to characterize the environment on the Montauban Mine Property and, more specifically, conduct soil tests on the future site of mining operations by the Company.  The Company incurred a total expense of CDN$48,937 for their work during this period.

Groupe Alphard was mandated to prepare the geotech process and restoration of the mining residue park.  The Company incurred a total expense of CDN$48,937 for their work.

SCEB Inc. was hired as the environment and engineer specialist to overlook and coordinate the entire authorization permit process. The Company incurred a total expense of CDN$95,002 for their work.

From August 2012 to December 2012, the Company incurred significant expenses related to the infrastructure build-out, equipment purchase and construction of the processing mill facility. Deschesnes Construction and Demolition was hired to complete the civil construction of the steel structure building for CDN$470,000. The Company incurred a total expense of CDN$370,000 for their work and has a balance payable of CDN$5,000 as of March 31, 2013.

DNA PRECIOUS METALS, INC.
(An Exploration Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013 AND 2012
(Unaudited)

A company 9216-9499 Quebec Inc. was hired as the electrical contractor. Their mandate included the installation of the main power source line to the building facility and all electrical work inside the milling facility. Included in the mandate is the wiring of the entire building, installation of heating and air conditioning system, lighting supply, installation of ventilation system and complete electrical set-up of all milling equipment. The Company incurred a total expense of CDN$347,350 for their work.

Also during this time period, Terra Innovation was mandated to design the milling site layout and overlook the construction work of the milling site and Forage DynamiTech was hired to dynamite the rock in order to expand the milling site area.  The Company incurred a total expense of CDN$50,000 and CDN$28,205, respectively, for their work during this period.

Transport Alain Carrier Inc. was mandated, for the period from January 1, 2012 to December 31, 2012, to continue infrastructural and construction work.  During this period, Transport Alain Carrier Inc. completed the restoration of access roads on the Monatuban Mine Property and built an additional access road leading to the future mining operations site.  Transport Alain Carrier Inc. was also involved in the work associated with the expansion of the milling site area. The Company incurred a total expense of CDN$69,652 for their work during this period. From January 1, 2013 to present, the Company incurred additional expenses related to the infrastructure build-out, equipment purchase and construction of the processing mill facility.  The Company incurred an additional expense of CDN$23,423 for their work on the construction site during this period.

In August 2012, the Company signed a contract with Universal Steel Buildings, and their affiliate Steel Building Accessories, for an additional sixty linear feet expansion of the initial purchased steel structure building.  The steel structure extension purchased brought the total square foot layout capacity to 16,000 sq/ft from the initial 10,000 sq/ft layout.  The Company incurred a total expense of US$124,570 for fiscal year 2012. The final payment for this work was made on October 26, 2012.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses significant factors that have affected our financial position and operations during the three month periods ended March 31, 2013 and 2012. This discussion also includes events that occurred after the end of the last fiscal year end and contains both historical and forward-looking statements.

When used in this discussion, the words “expect(s)”, “feel(s)”,”believe(s)”, “will”, “may”, “anticipate(s)” “intend(s)” and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected.

Background

We are a Nevada corporation organized on June 2, 2006.  We were originally incorporated under the name Celtic Capital, Inc. On October 20, 2008, we changed our name to Entertainment Education Arts, Inc. On May 12, 2010, we changed our name to DNA Precious Metals, Inc. to more accurately reflect our new business plan.

Our Business

We are an exploration stage mining company initially involved in the business of processing tailings from previously extracted ore. Our business objective is to identify proven reserves of gold, silver and other base metals, construct a mill, build out the Property’s infrastructure and place the mine into production. Our Montauban Mining Project is located in the Montauban and Chavigny townships near Grondines-West in Portneauf County, Quebec, Canada (the “Property”).  The Property does not contain any known ore reserves according to the definition of ore reserves under Industry Guide 7 promulgated by the Securities and Exchange Commission (“SEC”) as well as various SEC mining related leases.  Further work is required on the Property before a final determination may be made regarding the economic and legal feasibility of a mining venture relative to the Property. There is no assurance that a commercially viable deposit will be proven through our exploration efforts. The funds expended on our properties may be unsuccessful in delineating ore reserves that meet the criteria established under SEC guidelines.

THE PROPERTY

On June 9, 2011, we acquired the Montauban Property from Company 9215-8062 Quebec Inc. in exchange for the issuance of 5,000,000 shares of our common stock. The previous claim owner, Rocmec Mining Inc., exchanged its ten claims to Forage Magma Inc. for drilling equipment it needed at the time. Soon thereafter, Forage Magma Inc. sold those claims to 9215-8062 Quebec Inc. The ten claims were registered in the Quebec Government files directly from Forage Magma to 9215-8062 Quebec Inc.

No royalty payments are due in connection with the acquisition of the mining claims. We have paid the administrative fees of the mining claims in Quebec through March 31, 2013. Thereafter, we will be required to pay, every two years, $452 in administrative fees for all of the mining claims.

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

The Montauban Tailings under study, known as the “recent tailings”, were produced by Anacon Lead Mines Ltd. between 1948 and 1955 and are situated within one kilometer northwest of the village. Reported production from this period amounted to over 87 million pounds of zinc, 34 million pounds of lead, close to 17,000 ounces of gold and over 2.6 million ounces of silver, extracted from a total of 1,375,371 tons of ore processed.

GEOLOGY

Regional geology is mostly comprised of three main rock groups: the basement crust, the supracrustal rocks and the intrusive rocks which were, respectively, identified as the Mekinac Group, the Montauban Group and the La Bostonnais Complex. The Montauban Deposit is a three-kilometer long mineralized formation with a geology that is fairly complex being located within an extensively folded sequence of amphibolite facies rocks that are sandwiched between intrusions of granodioritic to gabbroic composition. In the mine area, these metamorphic rocks strike roughly North-South and dip ±60° to the East.

DRILLING SUMMARY

 A systematical sampling program was developed to provide an accurate and homogeneous grid of data to estimate the Montauban Tailings potential. A 24 holes percussion drilling campaign was performed totaling 143.1 meters. This percussion drilling campaign was completing the previous 25 holes drilled earlier. A total of 49 holes, totaling 302.3 meters of drilling, were completed. No proven or indicated reserves were identified.

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

Figure I: Montauban Property Location Map

Pertinent data concerning the claims are presented in table I, these coming from the Quebec Government GESTIM website.

Table I: List of Claims

Claim #	Range	Lot	Area
1037669	1	42	12.55
1118666	1	41	11.49
1118667	1	41	12.32
5233236	1	47	46.40
5233237	1	46	48.80
5233327	1	44	44.20
5233328	1	45	43.30
5233329	1	39	40.50
5233330	1	40	40.50
5233336	1	43	40.30
Total			340.36

Figure II: Claim Reference Map

The Montauban Tailings are actually under the Quebec Provincial government responsibility since the site was declared orphan. There are no environmental liabilities as such. However, we are required to obtain necessary permits from the government authorities to realize any further field work having an impact on the environment, especially if remobilization of tailings is considered, as these are considered by the government authorities as toxic wastes.

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

From 1971 to 2000, Environment Canada Statistics reports daily average temperature of 18.8 °C in July and -14.2 °C for January. The extreme minimum temperature registered was of -45°C (February 23, 1972) and the extreme maximum temperature reached 36.7°C (August 1, 1975). The snow cover spreads from November to April, February being the month with the most important snow accumulation. The average yearly precipitation is 1138.8 mm, including rainfall (878.7 mm) and snowfall (260.2 mm). This data was collected at the Lac aux Sables station about 10 km to the northwest of Montauban.

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

Argilitic and sandy plateaus forming the foothills of the Laurentides characterize the area’s physiography. The Montauban Property is limited to the North West by the Batiscan River which is the main effluent in the area draining most of the Property towards the south to the St-Lawrence River. The topography consists of numerous small hills reaching an altitude of up to 220 m above the sea level from the valleys standing in average at 160 m elevation.

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

The Montauban Tailings under study, known as the “recent tailings”, are located close to one kilometer north west of the village itself and that were produced from 1948 to 1955 by Anacon Lead Mines Ltd. Reported production from this period amounts to over 87 million pounds of zinc, 34 million pounds of lead, close to 17,000 ounces of gold and over 2.6 million ounces of silver, extracted from a total of 1,375,371 tons of ore processed.

GEOLOGY

Regional geology consists of three main rock groups: the basement crust, the supracrustal rocks and the intrusive rocks which were respectively identified as the Mekinac Group, the Montauban Group and the La Bostonnais Complex

The La Bostonnais Complex borders the Montauban Group to the East, an intrusive rocks complex formed of basic, tonalitic and felsic igneous rocks. To the West, the Montauban Group is in contact with the Mekinac Group mostly composed of charnockitic migmatites.

The Montauban deposit is distributed within numerous different zones along the strike length of the mineralization, from South to North we have the zones: South, Tétreault, A, C, North and Montauban. All zones are zinc bearing with the exception of the South and North zones which are gold bearing.

MONTAUBAN TAILINGS

The Montauban Tailings are covering a total area of 53,093 m² and amounts to a total volume of 250,750 m³. Since this volume is composed of tailings and that the water table is located within most of the blocks derived from each hole, the specific gravity of the material had to be evaluated to estimate the tonnage that is present on site. The estimation of the specific gravity was performed on the last drilling campaign 24 holes since no recovery evaluation is available from the first drilling campaign. Recovery of tailings in the sampling process averaged about 76% from the last percussion drilling campaign. Recoveries were ranging from 40 to 100%, the lowest values being associated to the high water content of the deepest samples, the water table being at a depth of about 4.6 m (15 ft) within the pile of tailings. The averaged recovery was in the order of 81% (68 samples) for the upper portion of the tailings and it dropped to below 64% (27 samples) for the deeper portion (below the water table). The specific gravity is then estimated to be 1.71 g/cm³.

W
S
N
E
C
A
B
C
A
B
SECTION VIEW CALLOUTS
(SEE SHEET GD0001-04 FOR SECTION VIEWS)
SCALE 1:3000
GRAPHYG DESIGN
MONTAUBAN TAILINGS
SIZE A
DWG NO. GD0001-03
REV A
DRAWN YVAN GAGNON
DATE 12/12/2010
SCALE 1:3000
SHEET 1 OF 1

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

BL. 15
BL. 42
BL. 34
BL. 31
BL. 26
BL. 18
BL. 6
BL. 27
BL. 28
SECTION A-A
SCALE: 1:2000
(SEE GD0001-03 FOR SECTION CALLOUT)
BL. 46
BL. 10
BL. 38
BL. 45
BL. 9
SECTION B-B
SCALE: 1:2000
(SEE GD0001-03 FOR SECTION CALLOUT)
BL. 41
BL. 42
BL. 19
BL. 44
BL. 47
BL. 43
BL. 24
BL. 22
BL. 20
BL. 23
BL. 40
BL. 17
BL. 18
BL. 3
BL. 45
BL. 25
BL. 49
BL. 21
SECTION C-C
(SEE GD0001-03 FOR SECTION CALLOUT)
GRAPHYG DESIGN
MONTAUBAN TAILINGS
SIZE A
DWG NO. GD0001-04
REV A
DRAWN YVAN GAGNON
DATE 12/12/2010
SCALE 1:3000 AND NOTED
SHEET 1 OF 1

Montauban Tailings Typical Sections

Figure X: Montauban Tailings View Looking South

A total of 49 blocks were defined from the two previous percussion-drilling campaigns. The drilling pattern is essentially regular with a hole each and every 30 meters on average. The block volumes were calculated with the help of the computer-modeling program that defined one polygon for each and every hole drilled. The perimeter of the tailings was mapped with the help of a GPS device, this perimeter is the limit where the surface meshing of the holes’ collars meets the meshing of the bottom of the holes.  The block size is fairly regular averaging 8,740 tons, the smallest block being # 26 at 1,342 tons and the biggest one being # 21 at 24,334 tons.

To these metals one should add the mica content of the Montauban Tailings, the mica being mostly composed of the phlogopite type with some muscovite and minor amounts of biotite. The mica content is estimated to be at least 10 % of the total volume. The mica is an industrial mineral that is valued according to market conditions.

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

Example of Block 15 Showing Richer Upper Portion of Montauban Tailings

MILL CONSTRUCTION

We are constructing a mill to process mining residues. Our focus will be to produce gold and silver concentrate in addition to a saleable mica product.  By extracting mica and producing the gold and silver concentrate, we will reduce the sulphide content of the tailings and thus lower the environmental cost for the closure at the end of the operation.

Presently, there are no similar mills in the area surrounding our mining claims. The plan for the on-site mill facility is to initially construct with gravity separation equipment, consisting of spiral classifiers and Nelson concentrators in addition to other equipment. Test work to date has indicated that this configuration will effectively segregate the mica and produce a gold/silver concentrate. There is a risk that the plant as currently built will not effectively separate the values as designed and planned. There is also a risk that the process being used is not ideal or optimal and that a different process may enhance or increase recovery of values. We intend to continue testing to improve the recuperation and extraction process.  We have incorporated flexibility into our mill building design to allow for alternative/additional precious metal extraction processes to be installed.  Initial testing results indicate that recovery of mica, gold and silver is possible but the economic feasibility has not been shown and there is the associated risk that the operation as planned will not be profitable either with respect to our own mining operations or refining tailings or other mining concentrates from other mining companies in close proximity to our operations.

Before gold and silver can be extracted from the tailings, the mica content must be removed. If we are able to produce a mica concentrate which corresponds to market standards, we will have an additional revenue stream with little incremental costs. There is a risk that there is no market for the mica product to be produced.

To keep expenditures as low as possible, we will use refurbished milling equipment where possible. Our larger expenses include the mill building, electrical distribution, pumps, pipe valves, spiral classifiers, Nelson concentrators, table separator, trommel, loader and a conveyor.

Special attention will be devoted to the potential of the surrounding area to produce more tailings, whether from the S-W extension of the actual deposit onto the adjoining property, or from the zone North of the access road (former exploitation), or again from the old tailings (on the Excel adjoining property). All these tailings will have to be neutralized in order to permanently close the site. The actual gross problematic is in the hands of the Quebec Provincial government and it is highly probable that they would be interested in ruling it out with the least amount of expenses as possible. It should also be noted that the Quebec Provincial government files are reporting that more than 2 million tonnes of tailings are located in numerous piles in the surroundings of the Montauban village.

We anticipate that the mill will be able to process 1,000 tons per day. By constructing our own mill, we will be able to reduce transportation costs.

PROPERTY DEVELOPMENT

We have completed construction of all access roads to and from the new milling facility. The hydroelectric power source to the milling facility totaling 1.3 kilometers has been completed.  The main power line consists of 2,500 amperes total output power and has been brought inside the newly erected 16,000 sq./ft steel structure building.

We have hired 9216-9499 Quebec Inc. as the electrical contractor.  In addition to the main power source line already completed, 9216-9499 Quebec Inc. has been hired to do all the electrical work inside the milling facility including the  wiring of the entire building, installation of heating and air conditioning system, lighting supply, ventilation system installation and complete electrical set-up of all milling equipment.  The contract price is $285,000CAD (approximately $279,300 U.S. based on an exchange ratio of $.98). The Contractor, 9216-9499 Quebec Inc., has received a retainer of $100,000 CAD ($98,000 U.S.) and has begun the preliminary work. The work is expected to be completed in the summer of 2013.  At this time, all the milling processing equipment is expected to be in place and ready for preliminary processing of the mining residues.

DNA hired Construction and Demolition Deschesnes was hired to complete the civil construction of the steel structure building.  The total contract price is $470,000CAD (approximately $460,600 U.S.) of which $370,000 CAD (approximately $362,600 U.S.) has been paid to date.  The remaining balance will be paid on completion of the work.  This work was completed during the winter of 2012-2013.

Also included in the price of the civil construction of the steel structure building was various equipment including lighting fixtures, a 2,000 amperes electrical breaker system, heating system, air conditioning system, and back-up generator.  This equipment will be installed by the electrical contractor and is included in the contract price.

We have purchased the Humphey Spirals necessary for the production of the mica product.  In total, 128 spirals were purchased and are presently stored in three 40 foot containers.  This equipment is necessary as a first step of the recovery of the precious metals as it will remove all the mica material through gravity separation.  The successful extraction process of the gold and silver from the mining residues can only be obtained after the mica is removed from the mining residues.

POSSIBLE FURTHER ACTIVIITIES

We will also define further the local potential of other resources such as additional tailings and/or underground resources underneath the Property or close-by in the Montauban area.

SUBSEQUENT EVENTS

None.

We are an exploratory stage mining company initially involved in the business of processing tailings from previously extracted ore. We have not commenced mining operations or generated revenues from our business operations. If we need additional cash and cannot raise it, we may be unable to fully implement our business plan. If we raise less than the desirable amount of financing, it may take longer to commence fully operational mining operations and achieve profitable operations.  We currently do not have a commitment for additional debt or equity funding.

Plan of Operation.

There is no historical tailings mining information about us upon which to base an evaluation of our performance.  We are in start-up operations and have not generated revenues.  We cannot guarantee we will be successful in our business operations.  Our business is subject to risks inherent in the establishment of a mining property, including limited capital resources and possible cost overruns due to price and cost increases in services and products.

Our specific goal is to profitably mine the Property. We have erected a 16,000 sq./ft building, purchased required equipment, hired engineers and contractors, built out most of the non-building infrastructure and are currently seeking additional financing to complete the necessary infrastructure expenditures and acquire the milling equipment to become fully operational.  Once the infrastructure is completed and the milling equipment is acquired, we intend to begin extraction of gold, silver and other base metals in an economically efficient and profitable manner.

Comparison of Operating Results for the Three Months Ended  March 31,  2013  and 2012 and from June 2, 2006  (Inception) to  March 31, 2013.

Three Months Ended March 31, 2013 and 2012:

We have not generated revenues from operations and do not anticipate generating any revenues from operations until we have obtained additional debt or equity financing in order to complete the infrastructure of the mill site and acquire milling equipment essential to the processing of gold, silver and other base metals located on the Montauban Property. There are no assurances that we will obtain the needed financing or in the amount we need to conduct our processing activities. We completed a 16,000 sq./ft building for mill processing during the three month period ended March 31, 2013.

The condensed consolidated financial statements, which are included in this report, reflect total operations and other expenses of $884,841 for the three month period ended March 31, 2013 and represents an increase of $607,928 over the three month period ended March 31, 2012 when total operations and other expenses were $276,913. The increase is mainly attributable to higher wages and related expenses of $562,840, which is mainly due to the fair value cost of common shares granted to our new President/Chief Executive Officer upon our hiring him on March 15, 2013. The cost of other senior management personnel also hired on March 15, 2013 accounts for the balance of the increase in wages and related expenses.

We also recognized a loss on conversion of the promissory note of $125,000 during the three month period ended March 31, 2013.

We had engineering costs of $27,583 for the three month period ended March 31, 2013 which represented a decrease of $108,341over for the three month period ended March 31, 2012 when engineering costs were $135,924.  The primary reason for the decline in engineering costs is that most of these costs were incurred in connection with mining studies and preliminary drilling in the previous year. Engineering related expenses were deferred pending issuance of the issuance of the Certificate of Authorization. On September 14, 2012, the Ministry of Durable Development of the Environmental Parks (“MDDEP”) for the Quebec Provincial government issued the Company a Certificate of Authorization.  The Certificate of Authorization permits us Company to begin the treatment of the mining residues of Anacon Lead 1 and Anacon Lead 2 situated on the Property. With the issuance of the Certificate of Authorization, we have accelerated the build-out of the mill site building and related infrastructure and will proceed with the installation of a custom designed milling circuit for the treatment of the mining residues.  With the issuance of the Certificate of Authorization, we expect engineering and related expenses to increase significantly.

Professional fees increased from $50,352 for the three month period ended March 31, 2012 to $83,063 for the three month period ended March 31, 2013, an increase of $32,711. This increase is primarily attributable to the costs incurred in connection with the filing of our Registration Statement and ongoing reporting obligations.

Inception Through March 31, 2013:

Since June 2, 2006, our inception, our expenses totaled $2,657,888 consisting primarily of $811,950 in engineering costs, $1,212,639 in wages and related expenses and $419,801 in professional fees.

Source of Funds

We will require additional debt or equity funding to complete the mill and the infrastructure to subsequently commence operations. We filed a Registration Statement with the Securities and Exchange Commission offering 12 million shares of our common stock at $.25 per share.  As of March 31, 2013, we sold a total of 9,428,000 shares of our common stock from the Registration Statement and secured $2,357,000 in financing. Prior to the effective date of the Registration Statement, we secured funding through the sales of both debt and equity securities in the form of private placements.

We will require additional funding to complete construction of the mill and complete the build- out of the infrastructure.  On a going forward basis, there can be no assurance that we will be able to secure additional capital.  Until such time as we can fully implement our business plan, it is unlikely that we will be able to reverse our continuing losses in which case you may lose your entire investment.

Liquidity and Capital Resources

Assets and Liabilities

As of March 31, 2013, we had current assets represented by cash totaling $629,964 and prepaid expenses and deposits totaling $4,369.  Current assets as of March 31, 2013 totaled $634,333. We also had fixed assets as of March 31, 2013 totaling $1,634,617 and mining claims totaling $15,000. Total assets as of March 31, 2013 were $2,283,950.  This compares favorably to our assets at December 31, 2012, which totaled $1,936,703, when we had cash totaling $598,938, prepaid expenses totaling $4,422, fixed assets totaling $1,318,343 and mining claims totaling $15,000. Total assets as of March 31, 2012 were $492,697.  The primary reason for the significant increase in our assets is attributable to our capital raise whereby we utilized the funds secured from the sale of our securities to invest in our mining project. This is mostly reflected in the cost of fixed assets which increased by $316,274 between December 31, 2012 and March 31, 2013 and by $1,408,425 from March 31, 2012 to March 31, 2013. Accounts payable and accrued expenses totaled $293,704 as of March 31, 2013 and there were no long term liabilities. Current liabilities at December 31, 2012 totaled $310,784 which includes a liability of $232,000 for stock to be issued. Our sole long term liability as of December 31, 2012 was the promissory note which totaled $502,550 and which was converted during the three month period ended March 31, 2013. The liability for stock to be issued of $232,000 was issued during the three month period ended March 31, 2013. Accounts payable and accrued liabilities increased by $214,920 from $78,784 as of December 31, 2012 to $293,704 as of March 31, 2013 and is mainly attributable to additional amounts owed to suppliers and contractors for work being completed at the mill site.

We have a working capital surplus of $340,629 as of March 31, 2013 as compared to a working capital surplus of $292,576 as of December 31, 2012, an increase of $48,053.  This increase is mainly attributable to the increase in cash of $31,026 as of March 31, 2013. We have invested most of our funds to complete the infrastructure, purchase equipment and commence construction on the mill.

As of March 31, 2013, fixed assets totaled $1,634,617 and consisted primarily of the mill building at a cost value of $1,342,044, land at a cost value of $221,970 and equipment at a cost value of $43,115. As of December 31, 2012, fixed assets totaled $1,318,343 and consisted primarily of the mill building at a cost value of $1,154,284, land at a cost value of $93,953 and equipment at a cost value of $43,115.

As of March 31, 2013, we had an accumulated deficit totaling $2,657,888 as compared to $1,773,047 as of December 31, 2012.

The success of our mining operations business and the ability to continue as a going concern will be dependent upon the ability of the Company to obtain additional and adequate financing to commence profitable commercial activities in the extraction of gold, silver and other base metals and meet anticipated performance specifications on a continuous and long term commercial basis.

Going Concern

Our consolidated financial statements have been prepared on a going concern basis. The going concern basis of presentation assumes that we will continue in operation for the foreseeable future and be able to realize assets and discharge its liabilities and commitments in the normal course of business. We have not generated revenues since our inception and we have generated losses totaling $797,126 and $918,390 for the years ended December 31, 2012 and 2011, respectively, losses totaling $884,841 and $276,913 for the three-months ended March 31, 2013 and 2012, respectively, and losses of $2,657,888 since our inception on June 2, 2006. We have had very little operating history to date.

Our continuation as a going concern is dependent upon, amongst other things, continued financial support from its shareholders, attaining a satisfactory revenue level, attainment of profitable operations and the generation of cash from operations and the ability to secure new financing arrangements and new capital to carry out its business plan.  These matters are dependent on a number of items outside of our control and there exists material uncertainties that may cast significant doubt about our ability to continue as a going concern.  We can give no assurance that we will achieve profitability or be capable of sustaining profitable operations. Our consolidated financial statements do not include any adjustments relating to the recoverability and classification of the carrying amounts of assets or the amount and classification of liabilities that might result if we are unable to continue as a going concern. These factors raise substantial doubt regarding our ability to continue as a going concern.

Off-Balance Sheet Arrangements

We are not currently a party to, or otherwise involved with, any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 3 – QUANTITATIVE AND QULITATIVE DISCLOSURE ABOUT MARKET RISK

Foreign Currency Exchange Rate Risk

We hold cash balances in both U.S. and Canadian dollars.  We transact most of our financing in U.S. dollars and operational business in Canadian dollars.  Some of our operational expenses denominated in Canadian dollars include building costs, labor costs and materials and supplies.  As a result, currency exchange fluctuations may impact our operating costs.  We do not manage our foreign currency exchange rate risk through the use of financial or derivative instruments, forward contracts or hedging activities.

In general, we do not believe that any weakening or strengthening of the U.S. dollar as compared to the Canadian dollar will have a positive or adverse material effect on our results of operations.

Interest Rate Risk

Our investment policy for our cash and cash equivalents is focused on the preservation of capital and supporting our liquidity requirements. We do not use interest rate derivative instruments to manage exposure to interest rate changes.  We do not believe that interest rate fluctuations will have any effect on our results of operations.

Cybersecurity Risk

We do not believe that the Company is subject to any undue cybersecurity risk that may have an adverse material effect on our results of operations.

ITEM 4 – CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our President & Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) and determined that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q. The evaluation considered the procedures designed to ensure that the information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and communicated to our management as appropriate to allow timely decisions regarding required disclosure.

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

PART III - OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

None.

ITEM 1A – RISK FACTORS

As a Smaller Reporting Company, we are not required to include risk factors in our Forms 10-Q.  Nonetheless, the reader may review the risk factors included in our most recent Form 10-K for the fiscal year ended December 31, 2012 and filed with the SEC on March 13, 2013 and there have been no material changes in our risk factors since the date we filed that Form 10-K.

ITEM 1B – UNRESOLVED STAFF COMMENTS

None.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We have issued shares of our common stock for services rendered, capital formation and corporate acquisitions.  We relied on the exemption provisions of Section 4(2) of the Securities Act.  We have also offered shares pursuant to the exemption provisions of Regulation S.

In May 2010, we issued to 28 purchasers residing in Canada an aggregate of 18,000,000 shares of our common stock at a purchase price of $.003 per share for a total of $54,000.  Those shares were issued in transactions which qualify for that exemption from the registration and prospectus delivery requirements of the Securities Act of 1933 specified by the provisions of Regulation S.  Accordingly, none of those purchasers are U.S. persons as that term is defined in Regulation S.  No underwriters were used, and no commissions or other remuneration was paid except to us.  The securities were sold in an offshore transaction relying on Rule 903 of Regulation S of the Securities Act of 1933.  We, any distributor, any of their respective affiliates or any person acting on behalf of any of the foregoing made no directed selling efforts in the United States. We are subject to Category 3 of Rule 903 of Regulation S and accordingly we implemented the offering restrictions required by Category 3 of Rule 903 of Regulations S by including a legend on all offering materials and documents which stated that the shares have not been registered under the Securities Act of 1933 and may not be offered or sold in the United States or to US persons unless the shares are registered under the Securities Act of 1933, or an exemption from the registration requirements of the Securities Act of 1933 is available.

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

In 2011, we issued 5,000,000 shares of common stock to acquire mining rights at a value of $15,000; 5,000,000 shares of common stock to board members for services at a value of $15,000; 1,000,000 shares of common stock for payment of interest on the promissory note of $3,000; 3,350,000 shares of common stock pursuant to a private placement of our securities totaling $670,000, 1,500,000 issued pursuant to employment agreements valued at $1,500,000 and 250,000 shares valued at $50,000 for engineering services. We relied on the exemption provisions of Section 4(2) in issuing these securities.

With respect to the sale of the securities identified above, we relied on the exemption provisions of Section 4(2), Regulation S or Section 3(a) 10 of the Securities Act of 1933, as amended.

•	At all relevant times, the securities were offered subject to the following terms and conditions:

•	The sale was made to a sophisticated or accredited investor, as defined in Rule 502 or were issued pursuant to a specific exemption;

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

There were no sales of unregistered securities in 2012 or 2013. However, during the fiscal year ended December 31, 2012, we sold a total of 7,852,000 shares of our registered common stock for $1,963,000 with 6,924,000 of these shares being issued during the year ended December 31, 2012 and the remaining 928,000 shares were issued in during the three month period ended March 31, 2013. Also during the three month period ended March 31, 2013, we sold an additional 1,576,000 shares of our registered common stock for $394,000 and issued them during the three month period ended March 31, 2013. We used the proceeds from the sale of the 9,428,000 shares in 2012 and 2013 for working capital purposes including but not limited to the mill site building, infrastructure build-out, purchase of machines and equipment, wages and professional fees.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 – MINE SAFETY DISCLOSURE

Inapplicable.  We have no operational mines, in production or otherwise.  We are subject to certain mining rules and regulations as promulgated by the Quebec Provincial government and other local municipalities and we have never been cited for any mining violations.

ITEM 5 – CORPORATE OFFICERS

On March 15, 2013, our Board of Directors accepted the resignations of the officers and directors of the Company and nominated and accepted the nomination of the following new Directors and Officers:

a)	Ronald K. Mann – President/Chief Executive Officer/Director
b)	James Chandik – Executive Vice-President/Chief Operating Officer/Director
c)	Yves Gagnon – Vice President of Operations/Director
d)	Tony J. Giuliano – Chief Financial Officer/Director

ITEM 6 – MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES

A. Market Information

We are attempting to become a publicly traded company quoted on the Over-the-Counter Bulletin Board (“OTCBB”) in the United States, under the symbol “DNAP”, sometime during the next fiscal quarter ending June 30, 2013. However, there is no assurance that we our common stock will become quoted on the OTCBB or that even if a market in our common stock develops, there can be no assurance that an active trading market will be sustained.

B.   Holders

As of March 31, 2013, there were 117 shareholders of record of our Common Stock.

Our transfer agent is Olde Monmouth Stock Transfer Co., Inc. Their telephone number is (732) 872-2727 and their mailing address is 200 Memorial Parkway, Atlantic Highlands, New Jersey 07716.

C.   Dividends

Holders of our common stock are entitled to receive such dividends as our Board of Directors may declare from time to time from any surplus that we may have. We have not paid dividends on our common stock since the date of our incorporation and we do not anticipate paying any common stock dividends in the foreseeable future. We anticipate that any earnings will be retained for development and expansion of our businesses and we do not anticipate paying any cash dividends in the foreseeable future. Future dividend policy will depend upon our earnings, financial condition, contractual restrictions and other factors considered relevant by our Board of Directors and will be subject to limitations imposed under Nevada state law.

D.  Equity Compensation Plan

None.

F.   Purchases of Equity Securities

None.

G.  Selected Financial Data

The following unaudited interim consolidated selected financial data has been derived from and should be read in conjunction with our unaudited interim consolidated financial statements for the three months ended March 31, 2013 and 2012.

	Three Months Ended March 31, 2013		Three Months Ended March 31,2012
		(Unaudited))		(Unaudited)

Revenue	$0		$0
Operating Expenses	884,841		276,913
Cash	629,964		239,361
Total Assets	2,283,950		492,697
Current Liabilities	293,704
Total Liabilities	293,704		577,367
Working Capital Surplus (Deficit)	340,629		175,388
(Deficit) accumulated in the exploration stage	(2,657,888)		(1,252,834)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be been signed on its behalf by the undersigned thereunto duly authorized.

DNA Precious Metals, Inc.

Date: April 29, 2013	By: /s/ Ronald K. Mann
Ronald K. Mann, President & Chief Executive Officer

Date: April 29, 2013	By: /s/ Tony J. Giuliano
Tony J. Giuliano, Chief Financial Officer