Form 10-Q
period 2013-06-30
DNA PRECIOUS METALS INC.
filed 2013-08-13
CIK 1506503

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013
or

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
__________________________________________________________________________
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

(514) 852-2111
______________________________________________________________________________
(REGISTRANT’S TELEPHONE NUMBER)

Not Applicable
_______________________________________________________________________
(FORMER NAME OR FORMER ADDRESS, IF CHANGES SINCE LAST REPORT)

All correspondence to:
Tony J. Giuliano, CFO
DNA Precious Metals, Inc.
9125 Pascal Gagnon, Suite 204
Saint Leonard, Quebec, Canada H1P 1Z4
Office: (514) 852-2111
Fax: (514) 852-2221
Email: tony.giuliano@dnapreciousmetals.com

Title of each class	Name of each exchange on which registered

Common Stock, $0.001 par value	None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act  ☐ Yes  ☒ No

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐Yes  ☒  No

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant computed by reference to the price at which the common equity was last sold, or the average bid and asked price for such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter was approximately $13,257,000 (based on a sales price of $.25 per common stock share on June 30, 2013).

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

☐ Yes                               ☐ No

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:  90,028,000 of common stock, $0.001 par value, as of June 30, 2013.

DOCUMENTS INCORPORATED BY REFERENCE

None.

References to DNA Precious Metals, Inc., a Nevada corporation, are referred to herein as “we”, “our” or “us”, unless the context provides for otherwise.

DNA Precious Metals, Inc.
(An Exploration Stage Company)

PART I - FINANCIAL INFORMATION	Page
Item 1 – Condensed Consolidated Financial Statements (Unaudited)	9
Condensed Consolidated Balance Sheets as of June 30, 2013 (Unaudited) and December 31, 2012	10
Condensed Consolidated Statements of Operations and Comprehensive Loss for the six and three months ended June 30, 2013 and 2012 and the period June 2, 2006 (Inception) through June 30, 2013 (Unaudited)	11
Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2013 and 2012 and the period June 2, 2006 (Inception) through June 30, 2013 (Unaudited)	12
Notes to Condensed Consolidated Financial Statements (Unaudited)	13
Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations	26
Item 3 – Quantitative and Qualitative Disclosure About Market Risk	42
Item 4 - Controls and Procedures	43

PART II - OTHER INFORMATION
Item 1 - Legal Proceedings	43
Item 1A – Risk Factors	44
Item 1B – Unresolved Staff Comments	44
Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds	44
Item 3 – Defaults Upon Senior Securities	45
Item 4 – Mine Safety Disclosures	45
Item 5 – Corporate Officers	45
Item 6 – Market for Registrant’s Common Equity, Related Stockholder Matters And Issuer Purchase of Equity Securities	47

The consolidated financial statements are unaudited. However, management of registrant believes that all necessary adjustments, including normal recurring adjustments, have been reflected to present fairly the financial position of registrant as at June 30, 2013 and the results of its operations for the six and three month periods ended June 30, 2013and 2012 and changes in its cash position for the six month periods ended June 30, 2013 and 2012 and for the period from inception (June 2, 2006) through June 30, 2013.

MEASUREMENTS AND GLOSSARY

Conversion Table

For ease of reference in reviewing our business, we are providing you with conversion information and abbreviations:

1 acre	= 0.4047 hectare	1 mile	= 1.6093 kilometers
1 foot	= 0.3048 meter	1 troy ounce	= 31.1035 grams
1 gram per metric ton	= 0.0292 troy ounce/ short ton	1 square mile	= 2.59 square kilometers
1 short ton (2000 pounds)	= 0.9072 ton	1 square kilometer	= 100 hectares
1 ton	= 1,000 kg or 2,204.6 lbs	1 kilogram	= 2.204 pounds or 32.151 troy oz
1 1 hectare	= 10,000 square meters	1 hectare	= 2.471 acres

The following abbreviations may be used herein:

Au	= gold	m2	= square meter
G	= gram	m3	= cubic meter
g/t	= grams per ton	Mg	= milligram
Ha	= hectare	mg/m3	= milligrams per cubic meter
Km	= kilometer	T or t	= ton
Km2	= square kilometers	Oz	= troy ounce
Kg	= kilogram	Ppb	= parts per billion
M	= meter	Ma	= million years

Mining Terms

The following mining terms are used throughout this filing:

a)	SEC Industry Guide 7 Definitions

exploration stage	An “exploration stage” prospect, which is not in either the development or production stage.

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

Reserve
The term “reserve” refers to that part of a mineral deposit, which could be economically and legally extracted or produced at the time of the reserve determination. Reserves must be supported by a feasibility study done to bankable standards that demonstrates the economic extraction (“bankable standards” implies that the confidence attached to the costs and achievements developed in the study is sufficient for the project to be eligible for external debt financing). A reserve includes adjustments to the in-situ tons and grade to include diluting materials and allowances for losses that might occur when the material is mined.

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

mapped or geological mapping	The recording of geologic information including rock units and the occurrence of structural features and mineral deposits on maps.

mineral	A naturally occurring inorganic crystalline material having a definite chemical composition.

mineralization	A natural accumulation or concentration in rocks or soil of one or more potentially economic minerals, also the process by which minerals are introduced or concentrated in a rock.

outcrop	That part of a geologic formation or structure that appears at the surface of the earth.

open pit or open cut	Surface mining in which the ore is extracted from a pit or quarry, the geometry of the pit may vary with the characteristics of the ore body.

ore	Mineral bearing rock that can be mined and treated profitably under current or immediately foreseeable economic conditions.

ore body	A mostly solid and fairly continuous mass of mineralization estimated to be economically mineable.

ore grade	The average weight of the valuable metal or mineral contained in a specific weight of ore i.e. grams per ton of ore.

oxide	Gold bearing ore, which results from the oxidation of near surface sulfide ore.

preliminary assessment	A study that includes an economic analysis of the potential viability of Mineral Resources taken at an early stage of the project prior to the completion of a preliminary feasibility study.

QA/QC	Quality Assurance/Quality Control is the process of controlling and assuring data quality for assays and other exploration and mining data.

quartz	A mineral composed of silicon dioxide, SiO2 (silica).

rock	Indurated naturally occurring mineral matter of various compositions.

sampling analytical variance/ precision	An estimate of the total error induced by sampling, sample preparation and analysis.

sediment	Particles transported by water, wind or ice.

sedimentary rock	Rock formed at the earth’s surface from solid particles, whether mineral or organic, which have been moved from their position of origin and re-deposited.

strike	The direction or trend that a structural surface, e.g. a bedding or fault plane, takes as it intersects the horizontal.

strip	To remove overburden in order to expose ore.

tailings	The residue from an ore crushing plant.

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

PART 1I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

Condensed Consolidated Financial Statements:

Condensed Consolidated Balance Sheets as of June 30, 2013 (Unaudited) and December 31, 2012	10

Condensed Consolidated Statements of Operations and Comprehensive Loss For the Six and Three Months Ended June 30, 2013 and 2012 and the Period June 2, 2006 (Inception) through June 30, 2013 (Unaudited)	11

Condensed Consolidated Statements of Cash Flows For the Six Months Ended June 30, 2013 and 2012 and the Period June 2, 2006 (Inception) through June 30, 2013 (Unaudited)	12

Notes to Condensed Consolidated Financial Statements (Unaudited)	13

DNA PRECIOUS METALS, INC.
(AN EXPLORATION STAGE COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEETS
JUNE 30, 2013 (UNAUDITED) AND DECEMBER 31, 2012
(in United States dollars)

	JUNE 30,	DECEMBER 31,
	2013	2012
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$338,828	$598,938
Prepaid expenses and deposits	131,082	4,422
Sales tax receivable	23,619	62,436
Total current assets	493,529	665,796

Fixed assets, net	1,262,725	1,318,343

Other Asset
Mining rights	15,000	15,000

TOTAL ASSETS	$1,771,254	$1,999,139

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$104,101	$141,220
Liability for stock to be issued	-	232,000
Total current liabilities	104,101	373,220

LONG TERM LIABILITIES
Promissory note	-	502,550

TOTAL LIABILITIES	104,101	875,770

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $0.001 par value, 10,000,000 shares authorized
Nil shares issued and outstanding	-	-
Common stock, $0.001 par value, 150,000,000 shares authorized
90,028,000 and 83,024,000 shares issued and outstanding, respectively	90,028	83,024
Additional paid in capital	5,347,522	2,800,976
Deferred compensation	(562,500)	-
Deficits accumulated during the exploration stage	(3,198,265)	(1,773,047)
Accumulated other comprehensive income (loss)	(9,632)	12,416
Total stockholders' equity (deficit)	1,667,153	1,123,369

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$1,771,254	$1,999,139

The accompanying notes are an integral part of these condensed consolidated financial statements.

DNA PRECIOUS METALS, INC.
(AN EXPLORATION STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
AND THE PERIOD JUNE 2, 2006 (INCEPTION) THROUGH JUNE 30, 2013 FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 2013 AND 2012
(in United States dollars)
(Unaudited)

					JUNE 2, 2006
	SIX MONTHS ENDED		THREE MONTHS ENDED		(INCEPTION)
	JUNE 30,		JUNE 30,		THROUGH
	2013	2012	2013	2012	JUNE 30, 2013

REVENUE	$-	$-	$-	$-	$-

COST OF REVENUES	-	-	-	-	-

GROSS PROFIT	-	-	-	-	-

OPERATING EXPENSES
Engineering costs	41,951	124,165	14,369	(11,759)	826,318
Salaries and related expenses	248,688	97,627	137,910	49,689	850,549
Shares issued as compensation	687,500	-	187,500	-	687,500
Professional fees	193,969	84,944	110,907	34,592	530,707
Rent	20,964	7,886	15,812	3,921	56,653
Depreciation	4,343	-	2,952	0	5,035
General and administrative	101,633	48,694	69,561	9,960	213,567
Total operating expenses	1,299,048	363,316	539,011	86,403	3,170,329

OTHER (INCOME) EXPENSE
Interest expense, net	1,170	-	1,368	-	11,220
Loss on conversion of promissory note	125,000	-	-	-	125,000
Exploration tax credits	-	-	-	-	(108,284)
Total other (income) expense	126,170	-	1,368	-	27,936

NET LOSS	(1,425,218)	(363,316)	(540,379)	(86,403)	(3,198,265)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	88,480,800	76,100,000	91,488,508	76,100,000	53,079,823

NET LOSS PER SHARE	$(0.02)	$(0.00)	$(0.01)	$(0.00)	$(0.06)

COMPREHENSIVE LOSS
Net loss	$(1,425,218)	$(363,316)	$(540,379)	$(86,403)	$(3,198,265)
Currency translation adjustment	(22,048)	17,583	(20,216)	5,906	(9,632)
Total comprehensive loss	$(1,447,266)	$(345,733)	$(560,595)	$(80,497)	$(3,207,897)

The accompanying notes are an integral part of these condensed consolidated financial statements.

DNA PRECIOUS METALS, INC.
(AN EXPLORATION STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
AND THE PERIOD JUNE 2, 2006 (INCEPTION) THROUGH JUNE 30, 2013 FOR THE SIX MONTHS ENDED JUNE 30, 2013 AND 2012
(in United States dollars)
(Unaudited)

			JUNE 2, 2006
	SIX MONTHS ENDED		(INCEPTION)
	JUNE 30,		THROUGH
	2013	2012	JUNE 30, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss for the period	(1,425,218)	$(363,316)	$(3,198,265)

Adjustments to reconcile net (loss)
to net cash (used in) operating activities:
Depreciation	4,343	-	5,035
Shares issued for compensation	687,500	-	687,500
Loss on conversion of promissory note	125,000		125,000
Common shares issued for services	50,000	-	458,000

Change in assets and liabilities
(Increase) decrease in prepaid expenses and deposits	(41,056)	-	(52,611)
(Increase) decrease in sales tax receivable	36,683	(14,292)	(25,753)
Increase (decrease) in accounts payable and accrued expenses	(48,730)	(25,978)	99,745
Total adjustments	813,740	(40,270)	1,296,916
Net cash (used in) operating activities	(611,478)	(403,586)	(1,901,349)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of fixed assets	(49,235)	(68,209)	(1,358,062)
Net cash (used in) investing activities	(49,235)	(68,209)	(1,358,062)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds received from promissory note	-	-	491,650
Cash received for common stock and liability for stock to be issued	394,000	-	3,087,000
Net cash provided by financing activities	394,000	-	3,578,650

Effect of foreign currency	6,603	17,072	19,589

NET INCREASE IN CASH AND CASH EQUIVALENTS	(260,110)	(454,723)	338,828

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	598,938	556,674	-

CASH AND CASH EQUIVALENTS - END OF PERIOD	$338,828	$101,951	$338,828

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for subscriptions receivable	$-	$-	$-

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	1,170	-	8,134
Income taxes	-	-	-

SUPPLEMENTAL NON-CASH ACTIVITY:
Common stock issued for mining rights	-	-	15,000
Conversion of promissory note to common stock	627,550	-	627,550
Deferred compensation for common stock	687,500	-	750,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

DNA PRECIOUS METALS, INC.
 (An Exploration Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013 AND 2012
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

Going Concern

The condensed consolidated financial statements have been prepared on a going concern basis. The going concern basis of presentation assumes that the Company will continue in operation for the foreseeable future and be able to realize its assets and discharge its liabilities and commitments in the normal course of business. The Company has not generated revenues since inception and has generated losses totaling $1,425,218 and $363,316 for the six months ended June 30, 2013 and 2012, respectively, and losses of $3,198,265 since the Company’s inception on June 2, 2006. The Company has had very little operating history to date.

DNA PRECIOUS METALS, INC.
 (An Exploration Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013 AND 2012
(Unaudited)

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

The Company, from September 2012 to January 2013, raised $2,357,000 of capital through the subscription of 9,428,000 shares in an S-1 registration statement. The Company also raised, from June to December 2011, $670,000 of capital through the subscription of 3,350,000 private placement shares. The funds raised from the private and public offerings were used to further the Company’s business plan while the most recent public raise was used for the construction of a processing mill and build-out of the infrastructure.

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
JUNE 30, 2013 AND 2012
(Unaudited)

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Exploration Stage Company

The Company is an exploration stage company as defined in ASC 915. The Company has made significant capital investments on a processing mill and related infrastructure pertaining to a mining site described earlier.  The construction of the processing mill structure was commenced in the fourth quarter of fiscal 2012 and completed in the first quarter of fiscal 2013. Also, significant infrastructure work related to the processing mill has been completed.

Presently, the infrastructure construction includes the foundation, a 16,000 sq./ft. steel structure building and water and power supply installations.  The Company has completed all the access infrastructural work to the future site where the milling facilities will be located.

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
JUNE 30, 2013 AND 2012
(Unaudited)

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

Exploration Tax Credits

The Company is entitled to certain exploration tax credits for the exploration expenditures they have incurred from the Canadian federal government and the government of the Province of Quebec. Some of the tax credits available from the Province of Quebec are in the form of cash. Qualifying expenditures include exploration costs, salaries, building expenditures and infrastructure and equipment expenditures to conduct the activities of the Company. During the year ended December 31, 2012, the Company received $108,284 in tax credits for expenditures incurred from June 2011 through March 2012. In addition, subsequent to June 30, 2013, the Company has been notified by the Province of Quebec that it will receive approximately $109,669 in credits for expenditures through October 28, 2012. The Company has also applied for additional tax credits for the period from October 29, 2012 to December 31, 2012. The Company’s policy is to record the tax credits when received rather than applied for. Research tax credits must be reviewed and approved by the tax authorities and it is possible that the amounts granted will differ from the amounts applied for.

DNA PRECIOUS METALS, INC.
 (An Exploration Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013 AND 2012
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
JUNE 30, 2013 AND 2012
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

DNA PRECIOUS METALS, INC.
 (An Exploration Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013 AND 2012
(Unaudited)

					June 2, 2006
	Six Months Ended		Three Months Ended		(Inception)
	June 30,	June 30,	June 30,	June 30,	Through
	2013	2012	2013	2012	June 30, 2013

Net income (loss)	$(1,425,218)	$(363,316)	$(540,379)	$(86,403)	$(3,198,265)

Weighted-average common shares
outstanding (Basic)	88,480,800	76,100,000	91,488,508	76,100,000	53,079,823

Weighted-average common shares
Equivalent
Stock options	-	-	-	-	-
Warrants	-	-	-	-	-

Weighted-average common shares
outstanding (Diluted)	88,480,800	76,100,000	91,488,508	76,100,000	53,079,823

Uncertainty in Income Taxes

Under ASC 740-10-25 recognition and measurement of uncertain income tax positions is required using a “more-likely-than-not” approach. Management evaluates their tax positions on an annual and quarterly basis, and has determined that as of June 30, 2013, no additional accrual for income taxes is necessary.

The Company has performed a review of its material tax positions. During the six months ended June 30, 2013, the Company did not recognize any amounts for interest and penalties with respect to any unrecognized tax benefits.

DNA PRECIOUS METALS, INC.
 (An Exploration Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013 AND 2012
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
JUNE 30, 2013 AND 2012
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
JUNE 30, 2013 AND 2012
(Unaudited)

•
3,350,000 shares of common stock from June 27, 2011 through October 20, 2011 for cash under a private placement. The Company issued the private placement at $0.20 per share to reflect the recent activity. There was no independent valuation report. The Company raised $670,000 for the shares of common stock.

•
1,500,000 shares of common stock on September 19, 2011 under employment agreements for a value of $300,000. The $0.20 value is the same value the Company used in raising funds under their private placement, and there were no changes to that value; and

•
250,000 shares of common stock on October 20, 2011 to a consultant who assisted on the engineering of the building for a value of $0.20 per share amounting to $50,000. The $0.20 value is the same value the Company used in raising funds under their private placement, and there were no changes to that value

The methodologies, approaches and assumptions that the Company used are consistent with the American Institute of Certified Public Accountants, “Practice Guide on Valuation of Privately-Held Company Equity Securities Issued as Compensation”, considering numerous objective and subjective factors to determine common stock fair market value at each issuance date, including but not limited to the following factors: (a) arm’s length private transactions; (b) shares issued for cash as a basis to determine the value for shares issued for services to non-related third parties; and (c) fair value of service provided to non-related third parties as a basis to determine value per share. With respect to the sale of the securities identified above, the Company has relied on the exemption provisions of Section 4(2), Regulation S or Section 3(a) 10 of the Securities Act of 1933, as amended. The sale was made to a sophisticated or accredited investor, as defined in Rule 502, or were issued pursuant to a specific exemption.

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

DNA PRECIOUS METALS, INC.
 (An Exploration Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013 AND 2012
(Unaudited)

•
5,000,000 shares of common stock on March 15, 2013 to new Officers of the Company, pursuant to employment agreements, for value at $0.25 per share representing a total compensation expense of $1,250,000. 2,000,000 shares, valued at $500,000, vest immediately and 3,000,000 shares, valued at $750,000, vest quarterly over one year and are reflected as deferred compensation.

•	1,500,000 shares of common stock were cancelled on March 28, 2013.

•	200,000 shares of common stock pursuant to legal services rendered.

•	1,700,000 shares of common stock were cancelled on June 11, 2013.

As of June 30, 2013, the Company has 90,028,000 shares of common stock issued and outstanding.

Stock Options and Warrants

As of June 30, 2013, the Company has not issued any stock options or warrants.

NOTE 4-	FIXED ASSETS

Fixed assets consist of the following as of June 30, 2013 and December 31, 2012:

Estimated		(Unaudited)
Useful Lives		June 30,	December 31,
	(Years)	2013	2012
Building	15	$1,086,430	$1,154,284
Land		93,953	93,953
Computers	5	4,424	2,556
Office Equipment	5	14,711	-
Mill Equipment	5	43,115	43,115
Vehicle	5	25,127	25,127
Subtotal		1,267,760	1,319,035
Less: accumulated depreciation		(5,035)	(692)
Fixed assets, net		$1,262,725	$1,318,343

As of June 30, 2013, only the computers, office equipment and vehicle have been placed into service. Depreciation for the six and three months ended June 30, 2013 and 2012 was $4,343 and $0, respectively, and $2,952 and $0, respectively.

DNA PRECIOUS METALS, INC.
 (An Exploration Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013 AND 2012
(Unaudited)

NOTE 5-	PROVISION FOR INCOME TAXES

As of June 30, 2013, there is no provision for income taxes, current or deferred.

Net operating losses	$860,333
Valuation allowance	(860,333)
$-

At June 30, 2013, the Company had a net operating loss carry forward in the amount of $3,198,265, available to offset future taxable income through 2033.  The Company has established a valuation allowance equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

A reconciliation of the Company’s effective tax rate as a percentage of income before taxes and the federal statutory rate for the six and three month periods ended June 30, 2013 and 2012 is summarized below:

Federal statutory rate	(26.9)%
State income taxes, net of federal benefits	0.0
Valuation allowance	26.9
0%

NOTE 6-	PROMISSORY NOTE

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

On March 4, 2013, 754 2542 Canada Inc. executed an agreement with the Company whereby 754 2542 Canada Inc. agreed to accept 2,500,000 shares of common stock in satisfaction of all amounts due and owing 754 2542 Canada Inc. pursuant to the promissory note executed between the parties on May 13, 2011. As a result, the promissory note has been converted, and the Company recorded a loss on conversion of this note of $125,000 in the condensed consolidated statement of operations.

On August 3, 2012, the Company entered into a promissory note with a non-related individual in the amount of CDN$200,000 maturing on November 16, 2014. The note bears interest at 12% per annum. The lender retained the first $7,000 for interest at closing thereby funding the Company net proceeds of $193,000. The note was repaid in full on November 30, 2012.

DNA PRECIOUS METALS, INC.
 (An Exploration Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013 AND 2012
(Unaudited

NOTE 7-	COMMITMENTS

The Company had the following financial commitments, represented by rent agreements, as at June 30, 2013:

Year ending June 30,
2013	$19,200
2014	35,804
2015	22,818
2016	22,818
2017	22,818
$123,458

NOTE 8-	FAIR VALUE MEASUREMENTS

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

The following table represents the fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2013:

	Level 1	Level 2	Level 3	Total

Cash and cash equivalents	$338,828	-	-	$338,828

NOTE 9-	RECLASSIFICATIONS

Certain comparative figures have been reclassified to conform to the current presentation.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses significant factors that have affected our financial position and operations during the six and three month periods ended June 30, 2013 and 2012. This discussion also includes events that occurred after the end of the last fiscal year end and contains both historical and forward-looking statements.

When used in this discussion, the words “expect(s)”, “feel(s)”,”believe(s)”, “will”, “may”, “anticipate(s)” “intend(s)” and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected.

Background

We are a Nevada corporation organized on June 2, 2006.  We were originally incorporated under the name, Celtic Capital, Inc. On October 20, 2008, we changed our name to Entertainment Education Arts, Inc. On May 12, 2010, we changed our name to DNA Precious Metals, Inc. to accurately reflect our new business plan.

Our Business

We are an exploration stage mining company initially involved in the business of processing tailings from previously extracted ore. Our Montauban Mining Project is located in the Montauban and Chavigny townships near Grondines-West in Portneauf County, Quebec, Canada (the “Property”). Our business objective is to identify proven reserves of gold, silver and other base metals, construct a mill, build out the Property’s infrastructure and place the mine into production. The Property does not contain any known ore reserves according to the definition of ore reserves under Industry Guide 7 promulgated by the Securities and Exchange Commission (“SEC”) as well as various SEC mining related leases.  Further work is required on the Property before a final determination may be made regarding the economic and legal feasibility of a mining venture relative to the Property. There is no assurance that a commercially viable deposit will be proven through our exploration efforts. The funds we spend on our properties may be unsuccessful in measuring ore reserves that meet SEC guidelines.

THE PROPERTY

On June 9, 2011, we acquired the Montauban Property from Company 9215-8062 Quebec Inc. in exchange for the issuance of 5,000,000 restricted common stock shares. The previous claim owner, Rocmec Mining Inc., exchanged its ten claims to Forage Magma Inc. for drilling equipment. Soon thereafter, Forage Magma Inc. sold those claims to 9215-8062 Quebec Inc. The ten claims were registered in the Quebec Government files directly from Forage Magma to 9215-8062 Quebec Inc.

No royalty payments are due in connection with the acquisition of the mining claims. We have paid the administrative fees of the mining claims in Quebec through June 30, 2013, after which  we will be required to pay, every two years, $452 in administrative fees for all of the mining claims.

We are also required to allocate resources to each of the claims.  The Quebec Ministry of Resources requires us to incur $19,750 in expenses directly related to the development of our mining claims.

We currently have a credit of approximately $76,800, which we can allocate amongst the ten mining claims. The credit is attributable to work that we have already completed on several of the mining claims

MINING HISTORY

The Montauban Tailings under study, known as the “recent tailings”, were produced by Anacon Lead Mines Ltd. between 1948 and 1955 and are situated within one kilometer northwest of the village of Montauban. Reported production from this period amounted to over 87 million pounds of zinc, 34 million pounds of lead, close to 17,000 ounces of gold and over 2.6 million ounces of silver, extracted from a total of 1,375,371 tons of processed ore.

GEOLOGY

Regional geology is mostly comprised of three main rock groups: the basement crust, the supracrustal rocks and the intrusive rocks, respectively, identified as the Mekinac Group, the Montauban Group and the La Bostonnais Complex. The Montauban Deposit is a three-kilometer long mineralized formation with a geology that is fairly complex being located within an extensively folded sequence of amphibolite facies rocks that are sandwiched between intrusions of granodioritic to gabbroic composition. In the mine area, these metamorphic rocks strike roughly North-South and dip ±60° to the East.

DRILLING SUMMARY

A systematical sampling program was developed to provide an accurate and homogeneous grid of data to estimate the Montauban Tailings potential. A 24 holes percussion drilling campaign was performed totaling 143.1 meters. This percussion drilling campaign was completing the previous 25 earlier drilled holes. A total of 49 holes, totaling 302.3 meters of drilling, were completed. No proven or indicated reserves were identified.

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

Figure II: Claim Reference Map

The Montauban Tailings are actually under the Quebec Provincial government responsibility since the site was declared orphan, as such, there. There are no environmental liabilities as such. However, we are required to obtain necessary permits from the government authorities to realize any further field work having an impact on the environment, especially if remobilization of tailings is considered, as these are considered by the government authorities as toxic wastes.

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

The Montauban Tailings under study, known as the “recent tailings”, are located close to one kilometer north west of the Montauban village itself and that were produced from 1948 to 1955 by Anacon Lead Mines Ltd. Reported production from this period amounts to over 87 million pounds of zinc, 34 million pounds of lead, close to 17,000 ounces of gold and over 2.6 million ounces of silver, extracted from a total of 1,375,371 tons of ore processed.

The foregoing information pertaining to “ACCESS, CLIMATE, LOCAL INFRASTRUCTURES AND PHYSIOGRAPHY” and “HISTORY” were obtained from governmental and other publicly available sources.

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

With the exception of the actual presence of tailings in Montauban, no environmental problems are reported for the Montauban tailings.

PROPERTY DEVELOPMENT

In the first quarter of 2013, we completed construction of all access roads to and from the new milling facility. The hydroelectric power source to the milling facility totaling 1.3 kilometers has been completed.  The main power line consists of 2,500 amperes total output power and has been brought inside the newly erected 16,000 sq./ft steel structure building.

We have hired 9216-9499 Quebec Inc. as the electrical contractor.  In addition to the main power source line already completed, 9216-9499 Quebec Inc. has been hired to do all the electrical work inside the milling facility including the  wiring of the entire building, installation of heating and air conditioning system, lighting supply, ventilation system installation and complete electrical set-up of all milling equipment.  The contract price is $285,000CAD (approximately $279,300 U.S. based on an exchange ratio of $.98). 9216-9499 Quebec Inc., has received a retainer of $100,000 CAD ($98,000 U.S.) and has begun the preliminary work. The work is expected to be completed in the winter of 2013-2014.  At that time, all of the milling processing equipment is expected to be in place and ready for preliminary processing of the mining residues.

DNA hired Deschesnes Construction and Demolition to complete the civil construction of the steel structure building.  The total contract price is $470,000CAD (approximately $460,600 U.S.) of which $370,000 CAD (approximately $362,600 U.S.) has been paid to date.  The remaining balance will be paid on completion of the work.  This work was completed during the winter of 2012-2013.

Also included in the price of the civil construction of the steel structure building is various equipment including lighting fixtures, a 2,000 amperes electrical breaker system, heating system, air conditioning system, and back-up generator.  This equipment will be installed by the electrical contractor and is included in the contract price.

We have purchased the Humphey Spirals necessary for the production of the mica product.  In total, 128 spirals were purchased and are presently stored in three 40-foot containers.  This equipment is necessary as a first step in the recovery of precious metals as it will remove all the mica material through gravity separation.  The successful extraction process of the gold and silver from the mining residues can only be obtained after the mica is removed from the mining residues.

SUBSEQUENT EVENTS

None.

PLAN OF OPERATIONS

We are an exploratory stage mining company initially involved in the business of processing tailings from previously extracted ore. We have not commenced mining operations or generated revenues from our business operations. If we are unable to obtain financing to meet our cash needs, we may be unable to fully implement our business plan. If we raise less than the desirable amount of financing, it may take longer to commence fully operational mining operations and achieve profitable operations.  We currently do not have a commitment for additional debt or equity funding.

There is no historical mining information about us upon which to base an evaluation of our performance.  We are in start-up operations and have no revenues.  We cannot guarantee we will be successful in our business operations.  Our business is subject to risks inherent in the establishment of a mining property, including limited capital resources and possible cost overruns due to price and cost increases in services and products.

Accomplishments in Plan of Operations

Our specific goal is to profitably mine the Property, Anacon. We have secured the necessary permitting, erected a 16,000 sq./ft building, purchased required equipment, hired engineers and contractors, built out most of the non-building infrastructure and are currently seeking additional financing to complete the necessary infrastructure expenditures and acquire the milling equipment to become fully operational.  Once the infrastructure is completed and the milling equipment is acquired, we intend to begin extraction of gold, silver and other base metals in an economically efficient and profitable manner.

In the spring 2013, we requested authorization for a change in permitted treatment activities to accommodate a cyanide circuit for Anacon. This application is under review.

Following an economic analysis of the project, our management made an assessment of the feasibility of the Anacon project and made a production decision.

We prepared a proposal to the Ministry of Natural Resources and Wildlife in Quebec to correct the environmental problems caused by the presence of tailings from previous operations on additional nearby tailings sites, Montauban United and Tetrault 1 & 2. These additional resource residues sites will increase the mine life, if the project goes into production.

Our Plan of Operations Going Forward

We will need production financing, including working capital requirements, of $6 million to commence production.

Subject to financing production and obtaining final permits, we are on track to purchase equipment for the plant in the fall off 2013 and begin production of gold and silver from Anacon in the second quarter of 2014.

We will also further define further the local potential of other resources such as additional tailings and/or underground resources underneath the Property or close-by in the Montauban area.

Comparison of Operating Results for the Six and Three Months Ended  June 30,  2013  and 2012 and from June 2, 2006  (Inception) to  June 30, 2013.

Six and Three Months Ended June 30, 2013 and 2012:

We have not generated revenues from operations and do not anticipate generating any revenues from operations until we have obtained additional debt or equity financing to complete the infrastructure of the mill site and acquire milling equipment essential to the processing of gold, silver and other base metals located on the Montauban Property. There are no assurances that we will obtain the needed financing or in the amount we need to conduct our processing activities. We completed a 16,000-sq./ft. building for mill processing during the six-month period ended June 30, 2013.

The condensed consolidated financial statements for the six month period ended June 30, 2013, included in this report, reflect total operations and other expenses of $1,425,218, representing an increase of $1,061,902 compared to the six month period ended June 30, 2012 when total operations and other expenses were $363,316. The increase is mainly attributable to higher wages and related expenses of $838,561, expenses of which are primarily attributable to  additional salaries for new management and to the fair value cost of common shares granted to our new President/ Chief Executive Officer, Vice-President, Operations and Chief Financial Officer upon our hiring them on March 15, 2013.

The condensed consolidated financial statements for the three month period ended June 30, 2013, included in this report, reflect total operations and other expenses of $540,379, representing an increase of $453,976 compared to the three month period ended June 30, 2012 when total operations and other expenses were $86,403. The increase is mainly attributable to higher wages and related expenses of $275,721, expenses of which are primarily attributable to  additional salaries for new management and to the fair value cost of common shares granted to our new President/Chief Executive Officer, Vice-President, Operations and Chief Financial Officer upon our hiring them on March 15, 2013.

We also recognized a loss on conversion of the promissory note of $125,000 during the three month period ended March 31, 2013.

We had engineering costs of $41,951 for the six month period ended June 30, 2013, representing a decrease of $82,214 compared to the six month period ended June 30, 2012 when engineering costs were $124,165.  We had engineering costs of $14,369 for the three month period ended June 30, 2013, representing an increase of $26,128 compared to the three month period ended June 30, 2012 when engineering costs were negative $11,759.  The primary reason for the decline in engineering costs for the six month ended June 30, 2013 compared to the six months ended June 30, 2012 is attributable to the substantial mining studies and preliminary drilling costs incurred in the previous year, representing the early part of the project. Later engineering related expenses were deferred pending issuance of the issuance of the Certificate of Authorization. On September 14, 2012, the Ministry of Durable Development of the Environmental Parks (“MDDEP”) for the Quebec Provincial government issued us  a Certificate of Authorization.  The Certificate of Authorization allows us to begin the treatment of the mining residues of Anacon, which is situated on the Property. With the issuance of the Certificate of Authorization, we accelerated the build-out of the mill site building and related infrastructure and will, upon obtaining additional financing, proceed with the installation of a custom designed milling circuit for the treatment of the mining residues.  In the first quarter of fiscal 2013, we requested authorization for a change in Certificate of Authorization as it relates to the treatment activities to accommodate a cyanide circuit for Anacon. This application is under review. With the pending issuance of the updated Certificate of Authorization, we expect engineering and related expenses to increase thereafter.

Professional fees increased from $84,944 for the six-month period ended June 30, 2012 to $193,969 for the six-month period ended June 30, 2013, an increase of $109,025. Professional fees increased from $34,592 for the three-month period ended June 30, 2012 to $110,907 for the three-month period ended June 30, 2013, an increase of $76,315. These increases are primarily attributable to the costs incurred in connection with the filing of our Registration Statement and ongoing reporting obligations.

Inception Through June 30, 2013:

Since our inception on June 2, 2006, our expenses totaled $3,198,265 consisting primarily of $826,318 in engineering costs, $1,538,049 in wages and related expenses and $530,707 in professional fees.

Source of Funds

We will require additional debt or equity funding to complete the mill and the infrastructure to  otherwise conduct  operations. We filed a registration statement with the Securities and Exchange Commission offering 12 million shares of our common stock at $.25 per share.  As of June 30, 2013, we sold a total of 9,428,000 shares of our common stock from the registration statement and secured $2,357,000 in financing. Prior to the effective date of the Registration Statement, we secured funding through the sales of both debt and equity securities in the form of private placements.

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

Liquidity and Capital Resources

Assets and Liabilities

As of June 30, 2013, we had current assets represented by cash totaling $338,828, prepaid expenses and supplier deposits totaling $131,082 and sales tax receivable totaling $23,619.  Current assets as of June 30, 2013 totaled $493,529. We also had fixed assets as of June 30, 2013 totaling $1,262,725 and mining claims totaling $15,000. Total assets as of June 30, 2013 were $1,771,254. This compares to our assets at December 31, 2012, which totaled $1,999,139, when we had cash totaling $598,938, prepaid expenses and supplier deposits totaling $4,422, sales tax receivable totaling $62,436, fixed assets totaling $1,318,343 and mining claims totaling $15,000. Total assets as of June 30, 2012 were $395,730. The primary reason for the significant increase in our assets is attributable to our capital raise in which we used investor funds to invest in our mining project. This is mostly reflected in the cost of fixed assets, which increased, by $995,844 between June 30, 2012 and June 30, 2013.

Current liabilities, represented by accounts payable and accrued expenses, totaled $104,101 as of June 30, 2013.  There were no long-term liabilities. Current liabilities at December 31, 2012 totaled $373,220 which included a liability of $232,000 for stock to be issued. Our sole long-term liability as of December 31, 2012 was the promissory note totaling $502,550, which was converted during the three-month period ended March 31, 2013. The liability for stock to be issued of $232,000 was also issued during the three month period ended March 31, 2013. Accounts payable and accrued liabilities decreased by $37,119 from $141,220 as of December 31, 2012 to $104,101 as of June 30, 2013 and is mainly attributable to reductions in amounts owed to suppliers and contractors for work completed at the mill site.

We have a working capital surplus of $389,428 as of June 30, 2013 as compared to a working capital surplus of $292,576 as of December 31, 2012, representing an increase of $96,852.  This increase is mainly attributable to an increase in prepaid expenses and supplier deposits of $126,660, a decrease in liability for stock to be issued of $220,000 and offset by a decrease in cash of $260,110 as of June 30, 2013. We have invested most of our funds to complete the infrastructure, purchase equipment and commence construction on the mill.

As of June 30, 2013, fixed assets totaled $1,262,725 and consisted of the mill building at a cost value of $1,086,430, land at a cost value of $93,953, mill equipment at a cost value of $43,115, computer equipment at a cost of $4,424, office equipment at a cost value of $14,711 and a vehicle at a cost value of $25,127. As of December 31, 2012, fixed assets totaled $1,318,343 and consisted of the mill building at a cost value of $1,154,284, land at a cost value of $93,953, mill equipment at a cost value of $43,115, computer equipment at a cost value of $1,864 and a vehicle at a cost value $25,127.

As of June 30, 2013, we had an accumulated deficit totaling $3,198,265 as compared to $1,773,047 as of December 31, 2012. The $1,425,218 increase in the accumulated deficit is attributable to the loss recorded for the six months ended June 30, 2013.

The success of our mining operations business and the ability to continue as a going concern will be dependent upon our ability to obtain additional and adequate financing to commence profitable commercial activities in the extraction of gold, silver and other base metals and meet anticipated performance specifications on a continuous and long term commercial basis.

Going Concern

Our consolidated financial statements have been prepared on a going concern basis. The going concern basis of presentation assumes that we will continue in operation for the foreseeable future and be able to realize assets and discharge its liabilities and commitments in the normal course of business. We have not generated revenues since our inception and we have generated losses totaling $797,126 and $918,390 for the years ended December 31, 2012 and 2011, respectively, losses totaling $1,425,218 and $363,316 for the six-months ended June 30, 2013 and 2012, respectively, and losses of $3,198,265 since our inception on June 2, 2006. We have had very little operating history to date.

Our continuation as a going concern is dependent upon, amongst other things, continued financial support from our shareholders, attaining a satisfactory revenue level, attainment of profitable operations and the generation of cash from operations and the ability to secure new financing arrangements and new capital to carry out our business plan.  These matters are dependent on a number of items outside of our control and there exists material uncertainties that may cast significant doubt about our ability to continue as a going concern.  There are no assurances that we will achieve profitability or be capable of sustaining profitable operations. Our consolidated financial statements do not include any adjustments relating to the recoverability and classification of the carrying amounts of assets or the amount and classification of liabilities that might result if we are unable to continue as a going concern. These factors raise substantial doubt regarding our ability to continue as a going concern.

Off-Balance Sheet Arrangements

We are not currently a party to, or otherwise involved with, any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

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

Cyber-security Risk

We do not believe that we are subject to any undue cyber-security risk that may have an adverse material effect on our results of operations.

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

PART III - OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

None.

ITEM 1A – RISK FACTORS

As a Smaller Reporting Company, we are not required to include risk factors in our Forms 10-Q.  Nonetheless, the reader may review the risk factors included in our most recent Form 10-K for the fiscal year ended December 31, 2012 that was filed with the SEC on March 13, 2013.

ITEM 1B – UNRESOLVED STAFF COMMENTS

None.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We have issued shares of our common stock for services rendered, capital formation and corporate acquisitions.  We relied on the exemption provisions of Section 4(2) of the Securities Act.  We have also offered shares pursuant to the exemption provisions of Regulation S.

In May 2010, we issued to 28 purchasers residing in Canada an aggregate of 18,000,000 shares of our common stock at a purchase price of $.003 per share for a total of $54,000.  Those shares were issued in transactions which qualify for that exemption from the registration and prospectus delivery requirements of the Securities Act of 1933, as amended (“Securities Act”), as specified by the provisions of Regulation S.  Accordingly, none of those purchasers are U.S. persons as that term is defined in Regulation S.  No underwriters were used, and no commissions or other remuneration was paid except to us.  The securities were sold in an offshore transaction relying on Rule 903 of Regulation S of the Securities Act.  We, any distributor, any of their respective affiliates or any person acting on behalf of any of the foregoing made no directed selling efforts in the United States. We are subject to Category 3 of Rule 903 of Regulation S and accordingly we implemented the offering restrictions required by Category 3 of Rule 903 of Regulations S by including a legend on all offering materials and documents which stated that the shares have not been registered under the Securities Act and may not be offered or sold in the United States or to US persons unless the shares are registered under the Securities Act, or an exemption from the registration requirements of the Securities Act is available.

In June 2010, we offered and sold to 5 United States purchasers 2,000,000 shares of our common stock at a purchase price of $.003 per share for a total of $6,000.   The transactions did not involve a public offering of our securities and, therefore, were exempt from the registration and prospectus delivery requirements of the Securities Act pursuant to the provisions of Section 4(2) of the Securities Act. In connection with the offer and sale of those 2,000,000 shares, no general solicitation or advertising was used.  The purchasers had pre-existing relationships with us on the dates we sold the 2,000,000 shares to them.  No commission was paid in connection with the offer and sale of these 2,000,000 shares.

In 2011, we: (a) issued 5,000,000 common stock shares to acquire mining rights at a value of $15,000; (b) issued 5,000,000 shares of common stock to board members for services at a value of $15,000; (c) issued 1,000,000 shares of common stock for payment of interest on the promissory note of $3,000; (d) sold 3,350,000 common stock shares in a private placement of our securities totaling $670,000; (e) issued 1,500,000 common stock shares as consideration in employment agreements valued at $1,500,000; and (f) issued 250,000 common stock shares valued at $50,000 for engineering services. We relied on the exemption provisions of Securities Act Section 4(2) in issuing these securities.

With respect to the sale of the securities identified above, we relied on the exemption provisions of Section 4(2), Regulation S or Section 3(a) 10 of the Securities Act, as amended.

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

There were no sales of unregistered securities in 2012 or 2013. However, during the fiscal year ended December 31, 2012, we sold a total of 7,852,000 shares of our registered common stock for $1,963,000 with 6,924,000 of these shares being issued during the year ended December 31, 2012 and the remaining 928,000 shares were issued in during the three month period ended March 31, 2013. Also during the three month period ended March 31, 2013, we sold an additional 1,576,000 shares of our registered common stock for $394,000 and issued the shares during the three month period ended March 31, 2013. We used the proceeds from the sale of the 9,428,000 shares in 2012 and 2013 for working capital purposes including but not limited to the mill site building, infrastructure build-out, purchase of machines and equipment, wages and professional fees.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 – MINE SAFETY DISCLOSURE

Inapplicable.  We have no operational mines, in production or otherwise.  We are subject to certain mining rules and regulations as promulgated by the Quebec Provincial government and other local municipalities and we have never been cited for any mining violations.

ITEM 5 – OTHER INFORMATION

On March 15, 2013, our Board of Directors accepted the resignations of our officers and directors at the time nominated and accepted the nomination of the following new Directors and Officers:

a)	Ronald K. Mann – President/Chief Executive Officer/Director
b)	James Chandik – Executive Vice-President/Chief Operating Officer/Director

c)	Yves Gagnon – Vice President of Operations/Director
d)	Tony J. Giuliano – Chief Financial Officer/Director

On August 12, 2013, our Board of Directors accepted the resignations of directors at the time, with the exception of Ronald K. Mann, and nominated and accepted the nomination of the following new Directors:

a)	G.E.(Ted) Creber, Q.C. – Director
b)	Garfield (Gary) J. Last – Director

Ronald K. Mann, President and Chief Executive Officer, was appointed Chairman of the Board of Directors.

ITEM 6 – EXHIBITS

Exhibit No.	Description

31.1	Rule 13a-14(a)/15d14(a) Certifications of Mark Holbrook Chief Executive Officer and Director (attached hereto)

31.2	Rule 13a-14(a)/15d14(a) Certifications of Cora J. Holbrook, the CFO (attached hereto)

32.1	Section 1350 Certifications of Mark Holbrook, the President, Chief Executive Officer and Director (attached hereto)

32.2	Section 1350 Certifications Cora Holbrook (attached hereto)

101.INS**	XBRL INSTANCE DOCUMENT

101.SCH**	XBRL TAXONOMY EXTENSION SCHEMA

101.CAL**	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE

101.DEF**	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE

101.LAB**	XBRL TAXONOMY EXTENSION LABEL LINKBASE

101.PRE**	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE
_____________
** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be been signed on its behalf by the undersigned thereunto duly authorized.

DNA Precious Metals, Inc.

Date: August 12, 2013	By:	/s/ Ronald K. Mann
Ronald K. Mann, President & Chief Executive Officer

Date: August 12, 2013	By:	/s/ Tony J. Giuliano
Tony J. Giuliano, Chief Financial Officer