Form 10-Q
period 2013-09-30
DNA PRECIOUS METALS INC.
filed 2013-10-30
CIK 1506503

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013
or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐Yes  ☒  No

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant computed by reference to the price at which the common equity was last sold, or the average bid and asked price for such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter was approximately $30,514,332 (based on a quoted price of $.569 per common stock share at the close of business on October 17, 2013).

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

☐ Yes                               ☐ No

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:  90,628,000 of common stock, $0.001 par value, as of September 30, 2013.

DOCUMENTS INCORPORATED BY REFERENCE

None.

References to DNA Precious Metals, Inc., a Nevada corporation, are referred to herein as “we”, “our” or “us”, unless the context provides for otherwise.

DNA Precious Metals, Inc.
(An Exploration Stage Company)

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION	Page
Item 1 – Condensed Consolidated Financial Statements (Unaudited)	1
Condensed Consolidated Balance Sheets as of September 30, 2013 (Unaudited) and December 31, 2012	2
Condensed Consolidated Statements of Operations and Comprehensive Loss for the nine and three months ended September 30, 2013 and 2012 and the period June 2, 2006 (Inception) through September 30, 2013 (Unaudited)	3
Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and 2012 and the period June 2, 2006 (Inception) through September 30, 2013 (Unaudited)	4
Notes to Condensed Consolidated Financial Statements (Unaudited)	5
Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
Item 3 – Quantitative and Qualitative Disclosure About Market Risk	39
Item 4 - Controls and Procedures	39

PART II - OTHER INFORMATION
Item 1 - Legal Proceedings	40
Item 1A – Risk Factors	40
Item 1B – Unresolved Staff Comments	40
Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds	40
Item 3 – Defaults Upon Senior Securities	42
Item 4 – Mine Safety Disclosures	42
Item 5 – Corporate Officers	42
Item 6 – Market for Registrant’s Common Equity, Related Stockholder Matters And Issuer Purchase of Equity Securities	43

The consolidated financial statements are unaudited. However, management of registrant believes that all necessary adjustments, including normal recurring adjustments, have been reflected to present fairly the financial position of registrant as at September 30, 2013 and the results of its operations for the nine and three month periods ended September 30, 2013 and 2012 and changes in its cash position for the nine month periods ended September 30, 2013 and 2012 and for the period from inception (June 2, 2006) through September 30, 2013.

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

lithology
The character of the rock described in terms of its structure, color, mineral composition, grain size and arrangement of tits component parts, all those visible features that in the aggregate impart individuality to the rock.

mapped or geological mapping	The recording of geologic information including rock units and the occurrence of structural features and mineral deposits on maps.

mineral	A naturally occurring inorganic crystalline material having a definite chemical composition.

mineralization	A natural accumulation or concentration in rocks or soil of one or more potentially economic minerals, also the process by which minerals are introduced or concentrated in a rock.

outcrop	That part of a geologic formation or structure that appears at the surface of the earth.

open pit or open cut	Surface mining in which the ore is extracted from a pit or quarry, the geometry of the pit may vary with the characteristics of the ore body.

ore	Mineral bearing rock that can be mined and treated profitably under current or immediately foreseeable economic conditions.

ore body	A mostly solid and fairly continuous mass of mineralization estimated to be economically mineable.

ore grade	The average weight of the valuable metal or mineral contained in a specific weight of ore i.e. grams per ton of ore.

oxide	Gold bearing ore, which results from the oxidation of near surface sulfide ore.

preliminary assessment	A study that includes an economic analysis of the potential viability of Mineral Resources taken at an early stage of the project prior to the completion of a preliminary feasibility study.

QA/QC	Quality Assurance/Quality Control is the process of controlling and assuring data quality for assays and other exploration and mining data.

quartz	A mineral composed of silicon dioxide, SiO2 (silica).

rock	Indurated naturally occurring mineral matter of various compositions.

sampling analytical variance/ precision	An estimate of the total error induced by sampling, sample preparation and analysis.

sediment	Particles transported by water, wind or ice.

sedimentary rock	Rock formed at the earth’s surface from solid particles, whether mineral or organic, which have been moved from their position of origin and re-deposited.

strike	The direction or trend that a structural surface, e.g. a bedding or fault plane, takes as it intersects the horizontal.

strip	To remove overburden in order to expose ore.

tailings	The residue from an ore crushing plant.

orphan site	Tailings residues from former mining operations that the Quebec government has taken responsibility for remediation / restoration.

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

PART 1I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

DNA PRECIOUS METALS, INC.
 (AN EXPLORATION STAGE COMPANY)
INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Condensed Consolidated Financial Statements:
Condensed Consolidated Balance Sheets as of September 30, 2013 (Unaudited) and December 31, 2012	2
Condensed Consolidated Statements of Operations and Comprehensive Loss For the Nine and Three Months Ended September 30, 2013 and 2012 and the Period June 2, 2006 (Inception) through September 30, 2013 (Unaudited)	3
Condensed Consolidated Statements of Cash Flows For the Nine Months Ended September 30, 2013 and 2012 and the Period June 2, 2006 (Inception) through September 30, 2013 (Unaudited)	4
Notes to Condensed Consolidated Financial Statements (Unaudited)	5

DNA PRECIOUS METALS, INC.
(AN EXPLORATION STAGE COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2013 AND DECEMBER 31, 2012
(in United States dollars)

	(Unaudited)
	SEPTEMBER 30,	DECEMBER 31,
	2013	2012
ASSETS

CURRENT ASSETS
Cash	$271,251	$598,938
Prepaid expenses and deposits	156,021	4,422
Sales tax receivable	13,948	62,436
Total current assets	441,220	665,796

Fixed assets, net	1,259,745	1,318,343

Other Asset
Mining rights	15,000	15,000

TOTAL ASSETS	$1,715,965	$1,999,139

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$96,106	$141,220
Liability for stock to be issued	10,000	232,000
Total current liabilities	106,106	373,220

LONG TERM LIABILITIES
Promissory note	-	502,550

TOTAL LIABILITIES	106,106	875,770

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $0.001 par value, 10,000,000 shares authorized
Nil shares issued and outstanding	-	-
Common stock, $0.001 par value, 150,000,000 shares authorized
90,628,000 and 83,024,000 shares issued and outstanding, respectively	90,628	83,024
Additional paid in capital	5,544,850	2,800,976
Deferred compensation	(375,000)	-
Deficits accumulated during the exploration stage	(3,642,109)	(1,773,047)
Accumulated other comprehensive income (loss)	(8,510)	12,416
Total stockholders' equity (deficit)	1,609,859	1,123,369

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$1,715,965	$1,999,139

The accompanying notes are an integral part of these condensed consolidated financial statements.

DNA PRECIOUS METALS, INC.
(AN EXPLORATION STAGE COMPANY)
CONNDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012
AND THE PERIOD JUNE 2, 2006 (INCEPTION)THROUGH SEPTEMBER 30, 2013
(in United States dollars)
(Unaudited)

					JUNE 2, 2006
	NINE MONTHS ENDED		THREE MONTHS ENDED		(INCEPTION)
	SEPTEMBER 30,		SEPTEMBER 30,		THROUGH
	2013	2012	2013	2012	SEPTEMBER 30, 2013

REVENUE	$-	$-	$-	$-	$-

COST OF REVENUES	-	-	-	-	-

GROSS PROFIT	-	-	-	-	-

OPERATING EXPENSES
Engineering costs	49,522	195,422	7,571	71,257	833,889
Salaries and related expenses	364,343	145,327	115,655	47,700	966,204
Shares and options issued as compensation	896,928	-	209,428	-	896,928
Professional fees	249,524	134,067	55,555	49,123	586,262
Rent	30,690	12,099	9,725	4,213	66,378
Depreciation	6,556	-	2,213	0	7,248
General and administrative	256,015	58,134	78,382	9,440	367,950
Total operating expenses	1,853,578	545,049	478,529	181,733	3,724,859

OTHER (INCOME) EXPENSE
Interest expense, net	1,579	6,964	410	6,964	11,629
Loss on conversion of promissory note	125,000	-	-	-	125,000
Exploration tax credits	(111,095)	-	(111,095)	-	(219,379)
Total other (income) expense	15,484	6,964	(110,685)	6,964	(82,750)

NET LOSS	(1,869,062)	(552,013)	(367,844)	(188,697)	(3,642,109)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	89,069,040	76,193,547	90,191,030	76,378,609	54,371,585

NET LOSS PER SHARE	$(0.02)	$(0.01)	$(0.00)	$(0.00)	$(0.07)

COMPREHENSIVE LOSS
Net loss	$(1,869,062)	$(552,013)	$(367,844)	$(188,697)	$(3,642,109)
Currency translation adjustment	(20,926)	9,250	1,122	(8,333)	(8,510)
Total comprehensive loss	(1,889,988)	(542,763)	(366,722)	(197,030)	(3,650,619)

The accompanying notes are an integral part of these condensed consolidated financial statements.

DNA PRECIOUS METALS, INC.
(AN EXPLORATION STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012
AND THE PERIOD JUNE 2, 2006 (INCEPTION) THROUGH SEPTEMBER 30, 2013
(in United States dollars)
(Unaudited)

			JUNE 2, 2006
	NINE MONTHS ENDED		(INCEPTION)
	SEPTEMBER 30,		THROUGH
	2013	2012	SEPTEMBER 30, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss for the period	$(1,869,062)	$(552,013)	$(3,642,109)

Adjustments to reconcile net (loss)
to net cash (used in) operating activities:
Depreciation	6,556	-	7,248
Shares and options issued for compensation	896,928	-	896,928
Loss on conversion of promissory note	125,000		125,000
Common shares issued for services	126,000	-	534,000

Change in assets and liabilities
(Increase) decrease in prepaid expenses and deposits	(62,457)	-	(74,012)
(Increase) decrease in sales tax receivable	46,650	-	(15,786)
Increase (decrease) in accounts payable and accrued expenses	(47,889)	311,879	100,586
Total adjustments	1,090,788	311,879	1,573,964
Net cash (used in) operating activities	(778,274)	(240,134)	(2,068,145)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of fixed assets	(48,468)	(745,372)	(1,357,295)
Net cash (used in) investing activities	(48,468)	(745,372)	(1,357,295)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds received from promissory note	-	203,320	491,650
Cash received for common stock and liability for stock to be issued	504,000	946,000	3,197,000
Net cash provided by financing activities	504,000	1,149,320	3,688,650

Effect of foreign currency	(4,945)	24,762	8,041

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(327,687)	188,576	271,251

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	598,938	556,674	-

CASH AND CASH EQUIVALENTS - END OF PERIOD	$271,251	$745,250	$271,251

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for subscriptions receivable	$-	$-	$-

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	1,579	6,964	11,629
Income taxes	-	-	-

SUPPLEMENTAL NON-CASH ACTIVITY:
Common stock issued for mining rights	-	-	15,000
Conversion of promissory note to common stock	627,550	-	627,550
Deferred compensation for common stock	875,000	-	875,000

 The accompanying notes are an integral part of these condensed consolidated financial statements.

DNA PRECIOUS METALS, INC.
 (An Exploration Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013 AND 2012
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

Going Concern

The condensed consolidated financial statements have been prepared on a going concern basis. The going concern basis of presentation assumes that the Company will continue in operation for the foreseeable future and be able to realize its assets and discharge its liabilities and commitments in the normal course of business. The Company has not generated revenues since inception and has generated losses totaling $1,869,062 and $552,013 for the nine months ended September 30, 2013 and 2012, respectively, and losses of $3,642,109 since the Company’s inception on June 2, 2006. The Company has had very little operating history to date.

DNA PRECIOUS METALS, INC.
 (An Exploration Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013 AND 2012
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

The Company raised $110,000 from the sale of 440,000 shares of common stock in August and September 2013 (40,000 shares which were issued in October 2013), and from September 2012 to January 2013, raised $2,357,000 of capital through the subscription of 9,428,000 shares in an S-1 registration statement. The Company also raised, from June to December 2011, $670,000 of capital through the subscription of 3,350,000 private placement shares. The funds raised from the private and public offerings were used to further the Company’s business plan while the most recent public raise was used for the construction of a processing mill and build-out of the infrastructure.

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
SEPTEMBER 30, 2013 AND 2012
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
SEPTEMBER 30, 2013 AND 2012
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

Stock Options-Based Compensation

The Company estimates the fair value of stock options-based payment awards made to officers and directors related to the Company’s stock incentive plan, on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as an expense ratably over the requisite service periods. The Company uses the Black-Scholes option pricing model to determine the fair value of the stock-based compensation that it grants to officers and directors. The Company is required to make certain assumptions in connection with this determination, the most important of which involves the calculation of volatility with respect to the price of its common stock. The computation of volatility is intended to produce a volatility value that is representative of the Company’s expectations about the future volatility of the price of its common stock over an expected term. The Company used an estimate of its future share price to determine volatility and cannot predict how the price of its common shares of common stock will react on the open market in the future. Shares of the Company commenced trading on September 16, 2013. As a result, the volatility value that the Company calculated may differ from the future volatility of the price of its shares of common stock.

Upon the exercise of stock options, any consideration received and the amounts previously recorded under stock-based compensation are credited to share capital. Upon the issuance of shares resulting from share awards, amounts previously recorded under stock options-based compensation are credited to share capital.

DNA PRECIOUS METALS, INC.
 (An Exploration Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013 AND 2012
(Unaudited)

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

Exploration Tax Credits

The Company is entitled to certain exploration tax credits for the exploration expenditures they have incurred from the Canadian federal government and the government of the Province of Quebec. Some of the tax credits available from the Province of Quebec are in the form of cash. Qualifying expenditures include exploration costs and salaries to conduct the activities of the Company. During the year ended December 31, 2012, the Company received $108,284 in tax credits for qualifying expenditures through October 28, 2011. During the nine months ended September 30, 2013, the Company received $111,095 in tax credits for expenditures through October 28, 2012. The Company has also applied for additional tax credits for the period from October 29, 2012 to December 31, 2012. The Company’s policy is to record the tax credits when received rather than applied for. Research tax credits must be reviewed and approved by the tax authorities and it is possible that the amounts granted will differ from the amounts applied for.

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
SEPTEMBER 30, 2013 AND 2012
(Unaudited)

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
SEPTEMBER 30, 2013 AND 2012
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

DNA PRECIOUS METALS, INC.
 (An Exploration Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013 AND 2012
(Unaudited)

					June 2, 2006
					(Inception)
	Nine Months Ended		Three Months Ended		Through
	September 30,	September 30,	September 30,	September 30,	September 30,
	2013	2012	2013	2012	2013

Net income (loss)	$(1,869,062)	$(552,013)	$(367,844)	$(188,697)	$(3,642,109)

Weighted-average common shares
outstanding (Basic)	89,069,040	76,193,547	90,191,030	76,378,609	54,371,585

Weighted-average common shares
Equivalent
Stock options	1,333,000	-	1,333,000	-	-
Warrants	-	-	-	-	-

Weighted-average common shares
outstanding (Diluted)	90,402,040	76,193,547	91,524,030	76,378,609	54,371,585

Uncertainty in Income Taxes

Under ASC 740-10-25 recognition and measurement of uncertain income tax positions is required using a “more-likely-than-not” approach. Management evaluates their tax positions on an annual and quarterly basis, and has determined that as of September 30, 2013, no additional accrual for income taxes is necessary.

The Company has performed a review of its material tax positions. During the nine months ended September 30, 2013, the Company did not recognize any amounts for interest and penalties with respect to any unrecognized tax benefits.

DNA PRECIOUS METALS, INC.
 (An Exploration Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013 AND 2012
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
SEPTEMBER 30, 2013 AND 2012
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
SEPTEMBER 30, 2013 AND 2012
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
SEPTEMBER 30, 2013 AND 2012
(Unaudited)

•
5,000,000 shares of common stock on March 15, 2013 to new Officers of the Company, pursuant to employment agreements, for value at $0.25 per share representing a total compensation expense of $1,250,000. 2,000,000 shares, valued at $500,000, vest immediately and 3,000,000 shares, valued at $750,000, vest quarterly over one year and are reflected as deferred compensation.

•	1,500,000 shares of common stock were cancelled on March 28, 2013.

•	200,000 shares of common stock pursuant to legal services rendered and 200,000 shares of common stock for investor relations valued at $126,000.

•	1,700,000 shares of common stock were cancelled on June 11, 2013.

•
440,000 shares of common stock from August 30, 2013 through September 30, 2013 for cash under a private placement. The Company issued the private placement at $0.25 per share to reflect the recent activity. The Company raised $110,000 for the shares of common stock. 40,000 of these shares, or $10,000, have not been issued and are reflected as a liability for stock to be issued on the condensed consolidated balance sheet as at September 30, 2013.

As of September 30, 2013, the Company has 90,628,000 shares of common stock issued and outstanding.

Stock Options

On August 12, 2013, the Company approved and enacted the 2013 Stock Incentive Plan (the “Plan”). Under the 2013 Stock Incentive Plan, the Company may grant options or share awards to its full-time employees, executive officers, directors and consultants up to a maximum of 8,000,000 common shares. Under the Plan, the exercise price of each option has been established at $0.25. Stock options vest as stipulated in the stock option agreement and their maximum term is 8 years.

The following table summarizes information about the Company’s stock options:

September 30, 2013
Weigthed
average
	Number of	exercise
	options	price

Options outstanding, beginning of period	-	$-
Granted	1,333,000	0.25
Expired	-	-
Forfeited	-	-

	1,333,000	0.25

DNA PRECIOUS METALS, INC.
 (An Exploration Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013 AND 2012
(Unaudited)

The following table summarizes the ranges of exercise prices of outstanding and exercisable options held by officers and directors as of September 30, 2013:

	September 30, 2013			September 30, 2013
	Options Outstanding			Options Exercisable
		Weigthed	Weigthed		Weigthed	Weigthed
		average	average		average	average
	Number of	remaining	exercise	Number of	remaining	exercise
	options	life (years)	price	options	life (years)	price

$0.25	1,333,000	7.88	$0.25	166,500	7.88	$0.25

Stock options-based compensation expense included in the condensed consolidated statements of operations and comprehensive loss for the nine months ended September 30, 2013 and 2012 was $21,928 and $0, respectively, and for the three months ended September 30, 2013 and 2012 was $21,928 and $0, respectively.

Warrants

As of September 30, 2013, the Company has not issued any warrants.

NOTE 4-	FIXED ASSETS

Fixed assets consist of the following as of September 30, 2013 and December 31, 2012:

Estimated Useful Lives		(Unaudited) June 30,	December 31,
	(Years)	2013	2012
Building	15	$1,085,663	$1,154,284
Land		93,953	93,953
Computers	5	4,424	2,556
Office Equipment	5	14,711	-
Mill Equipment	5	43,115	43,115
Vehicle	5	25,127	25,127
Subtotal		1,266,993	1,319,035
Less: accumulated depreciation		(7,248)	(692)
Fixed assets, net		$1,259,745	$1,318,343

As of September 30, 2013, only the computers, office equipment and vehicle have been placed into service. Depreciation for the nine months ended September 30, 2013 and 2012 was $6,556 and $0, respectively, and for the three months ended September 30, 2013 and 2012 was $2,213 and $0, respectively.

DNA PRECIOUS METALS, INC.
 (An Exploration Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013 AND 2012
(Unaudited)

NOTE 5-	PROVISION FOR INCOME TAXES

As of September 30, 2013, there is no provision for income taxes, current or deferred.

Net operating losses	$979,727
Valuation allowance	(979,727)
$-

At September 30, 2013, the Company had a net operating loss carry forward in the amount of $3,642,109, available to offset future taxable income through 2033. The Company has established a valuation allowance equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

A reconciliation of the Company’s effective tax rate as a percentage of income before taxes and the federal statutory rate for the nine and three month periods ended September 30, 2013 and 2012 is summarized below:

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
SEPTEMBER 30, 2013 AND 2012
(Unaudited)

On August 3, 2012, the Company entered into a promissory note with a non-related individual in the amount of CDN$200,000 maturing on November 16, 2014. The note bears interest at 12% per annum. The lender retained the first $7,000 for interest at closing thereby funding the Company net proceeds of $193,000. The note was repaid in full on November 30, 2012.

NOTE 7-                COMMITMENTS

The Company had the following financial commitments, represented by rent agreements, as at September 30, 2013:

Year ending December 31,
2013	$9,600
2014	35,804
2015	22,818
2016	22,818
2017	22,818
$113,858

NOTE 8-	FAIR VALUE MEASUREMENTS

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

The following table represents the fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2013:

	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$271,251	-	-	$271,251

DNA PRECIOUS METALS, INC.
 (An Exploration Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013 AND 2012
(Unaudited)

NOTE 9-	RECLASSIFICATIONS

Certain comparative figures have been reclassified to conform to the current presentation.

NOTE 10-	SUBSEQUENT EVENT

Subsequent to September 30, 2013, the Company received cash under a private placement in the amount of $442,000. The Company issued the private placement at $0.25 per share which will represent the issuance of 1,768,000 common shares. The common shares were issued in October 2013.

On October 15, 2013, the Company entered into a binding agreement for the asset acquisition of an undivided one hundred percent (100%) interest in certain mineral interests, specifically Bail Minier BM 748 and Concession Miniere CM 410, Province of Quebec, including claims, rights, concessions and leases. The purchase price was CDN.$50,000 and 1,000,000 common shares of the Company. The common shares for the acquisition will be valued at their fair market value at the close of business on October 15, 2013, which was $0.59 per share or $590,000.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses significant factors that have affected our financial position and operations during the nine and three month periods ended September 30, 2013 and 2012. This discussion also includes events that occurred after the end of the last fiscal year end and contains both historical and forward-looking statements.

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

We currently have a credit of approximately $76,800, which we can allocate amongst the ten mining claims. The credit is attributable to work that we have already completed on several of the mining claims.

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

DNA hired Deschesnes Construction and Demolition to complete the civil construction of the steel structure building. The total contract price was $470,000CAD (approximately $460,600 U.S.).  This work was completed during the winter of 2012-2013.

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

SUBSEQUENT EVENTS

Subsequent to September 30, 2013, the Company received cash under a private placement in the amount of $442,000. The Company issued the private placement at $0.25 per share which will represent the issuance of 1,768,000 common shares. The common shares were issued in October 2013.

On October 15, 2013, the Company entered into a binding agreement for the asset acquisition of an undivided one hundred percent (100%) interest in certain mineral interests, specifically Bail Minier BM 748 and Concession Miniere CM 410, Province of Quebec, including claims, rights, concessions and leases. The purchase price was CDN.$50,000 and 1,000,000 common shares of the Company. The common shares for the acquisition will be valued at their fair market value at the close of business on October 15, 2013, which was $0.59 per share or $590,000.

Geology Map

CHAVIGNY
MONTAUBAN
GRONDINES OUEST
Legend
Tailing pond (Volume by: Génivar 2009)
Township
Zones surface projection (u/g workings)
OWNER
L'Entreprise DNA Canada inc.
Historical Resources (Non 43-101)
from Mirabel Resources
Road
Paved road
Gravelled road
Trails
Geology
SIGEOM 2013
Orthogneiss
Amphibolite
Quartz Gneiss
Altered Gneiss
Paragneiss
Quartzite
Montauban United
6,000 m³
GOLDEN GOOSE
693,590 Tm 3.44 g/t Au
14.32 g/t Ag
North Gold zone
Portal
Anacon 2
25,000 m³
Tetreault 1
South Gold zone
Portal
ZONE NORD
254,310 Tm 3.0 g/t Au
20.8 g/t Ag
ZONE SUD
198,006 Tm 4.41 g/t Au
59.54 g/t Ag
Tetreault 2
209,000 m³
0
0.5
1 Km
UTM Projection Nad 83 zone 18
DNA GEOLOGY
AND RESOURCES
dna
Prepared by:
InnovExplo

Property Map

CHAVIGNY
MONTAUBAN
GRONDINES OUEST
Montauban United
6 000 m²
North Gold zone
Portal
South Gold zone
Portal
Anacon 1
Anacon 2
25 000 m²
Tetreault 1
Tetreault 2
209 000 m²
DNA Plant
RUE PRINCIPALE
Montauban Project
Legend
Tailing pond
Township
Zones surface projection (u/g workings)
Road
Paved road
Gravelled road
Trails
OWNER
L'Entreprise DNA Canada inc.
Les Mines de Montauban
Other Owners
RESTRICTION
Exploration prohibited
0
0.5
1 Km
UTM Projection Nad 83 zone 18
DNA PROPERTY
Prepared by:
InnovExplo

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

There is no historical mining information about us upon which to base an evaluation of our performance.  We are in start-up operations and have no revenues.  We cannot guarantee we will be successful in our business operations.  Our business is subject to risks inherent in the establishment of a mining property, including limited capital resources and possible cost overruns due to price and cost increases in services and products related to exploration and mining operations.

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

Following an economic analysis of the project, our management made an assessment of the feasibility of the Anacon project and made a decision to commercially extract the gold, silver and other base metals located on the Property.

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

Subject to financing production and obtaining final permits, we are on track to purchase equipment for the plant in the fourth quarter of 2013 and first quarter of 2014 and begin production of gold and silver from Anacon in the second quarter of 2014.

We will also further define further the local potential of other resources such as additional tailings and/or underground resources underneath the Property or close-by in the Montauban area.

Comparison of Operating Results for the Nine and Three Months Ended  September 30,  2013  and 2012 and from June 2, 2006  (Inception) to  September 30, 2013.

Nine and Three Months Ended September 30, 2013 and 2012:

We have not generated revenues from operations and do not anticipate generating any revenues from operations until we have obtained additional debt or equity financing to complete the infrastructure of the mill site and acquire milling equipment essential to the processing of gold, silver and other base metals located on the Montauban Property. There are no assurances that we will obtain the needed financing or in the amount we need to conduct our processing activities. We completed a 16,000-sq./ft. building for mill processing during the nine-month period ended September 30, 2013.

The condensed consolidated financial statements for the nine month period ended September 30, 2013, included in this report, reflect total operations and other expenses of $1,869,062, representing an increase of $1,317,049 compared to the nine month period ended September 30, 2012 when total operations and other expenses were $552,013. The increase is mainly attributable to higher wages and related expenses of $1,115,944, expenses of which are primarily attributable to  additional salaries for new management and to the fair value cost of common shares granted to our new President/ Chief Executive Officer, Vice-President, Operations and Chief Financial Officer upon our hiring them on March 15, 2013.

The condensed consolidated financial statements for the three month period ended September 30, 2013, included in this report, reflect total operations and other expenses of $443,844, representing an increase of $255,147 compared to the three month period ended September 30, 2012 when total operations and other expenses were $188,697. The increase is mainly attributable to higher wages and related expenses of $277,383, expenses of which are primarily attributable to  additional salaries for new management and to the fair value cost of common shares granted to our new President/Chief Executive Officer, Vice-President, Operations and Chief Financial Officer upon our hiring them on March 15, 2013.

We also recognized a loss on conversion of the promissory note of $125,000 during the three month period ended March 31, 2013.

We had engineering costs of $49,522 for the nine month period ended September 30, 2013, representing a decrease of $145,900 compared to the nine month period ended September 30, 2012 when engineering costs were $195,422.  We had engineering costs of $7,571 for the three month period ended September 30, 2013, representing an increase of $63,686 compared to the three month period ended September 30, 2012 when engineering costs were negative $71,257.  The primary reason for the decline in engineering costs for the nine month ended September 30, 2013 compared to the nine months ended September 30, 2012 is attributable to the substantial mining studies and preliminary drilling costs incurred in the previous year, representing the early part of the project. Later engineering related expenses were deferred pending issuance of the issuance of the Certificate of Authorization. On September 14, 2012, the Ministry of Durable Development of the Environmental Parks (“MDDEP”) for the Quebec Provincial government issued us a Certificate of Authorization.  The Certificate of Authorization allows us to begin the treatment of the mining residues of Anacon, which is situated on the Property. With the issuance of the Certificate of Authorization, we accelerated the build-out of the mill site building and related infrastructure and will, upon obtaining additional financing, proceed with the installation of a custom designed milling circuit for the treatment of the mining residues.  In the first quarter of fiscal 2013, we requested authorization for a change in Certificate of Authorization as it relates to the treatment activities to accommodate a cyanide circuit for Anacon. This application is under review. With the pending issuance of the updated Certificate of Authorization, we expect engineering and related expenses to increase thereafter.

Professional fees increased from $134,067 for the nine month period ended September 30, 2012 to $249,524 for the nine month period ended September 30, 2013, an increase of $115,457. Professional fees increased from $49,123 for the three-month period ended September 30, 2012 to $55,555 for the three-month period ended September 30, 2013, an increase of $6,432. These increases are primarily attributable to the costs incurred in connection with the filing of our Registration Statement and ongoing reporting obligations.

From June 2, 2006 (Inception) Through September 30, 2013:

Since our inception on June 2, 2006, our expenses totaled $3,642,109 consisting primarily of $833,889 in engineering costs, $1,863,132 in wages and related expenses and $586,262 in professional fees.

Source of Funds

We will require additional debt or equity funding to complete the mill and the infrastructure to otherwise conduct operations. We filed a registration statement with the Securities and Exchange Commission offering 12 million shares of our common stock at $.25 per share.  As of September 30, 2013, we sold a total of 9,428,000 shares of our common stock from the registration statement and secured $2,357,000 in financing. In the third quarter of 2013, we raised $110,000 from equity securities private placements and an additional $442,000 subsequent to September 30, 2013 from equity securities private placements. Prior to the effective date of the Registration Statement, we secured funding through the sales of both debt and equity securities in the form of private placements.

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

Liquidity and Capital Resources

Assets and Liabilities

As of September 30, 2013, we had current assets represented by cash totaling $271,251, prepaid expenses and supplier deposits totaling $156,021 and sales tax receivable totaling $13,948.  Current assets as of September 30, 2013 totaled $441,220. We also had fixed assets as of September 30, 2013 totaling $1,259,745 and mining claims totaling $15,000. Total assets as of September 30, 2013 were $1,715,965. This compares to our assets at December 31, 2012, which totaled $1,999,139, when we had cash totaling $598,938, prepaid expenses and supplier deposits totaling $4,422, sales tax receivable totaling $62,436, fixed assets totaling $1,318,343 and mining claims totaling $15,000. Total assets as of June 30, 2012 were $395,730. The primary reason for the significant increase in our assets is attributable to our capital raise in which we used investor funds to invest in our mining project. This is mostly reflected in the cost of fixed assets, which increased, by $992,864 between September 30, 2012 and September 30, 2013.

Current liabilities, represented by accounts payable and accrued expenses of $96,106 and liability for stock to be issued of $10,000, totaled $106,106 as of September 30, 2013.  There were no long-term liabilities. Current liabilities at December 31, 2012 totaled $373,220 which included a liability of $232,000 for stock to be issued. Our sole long-term liability as of December 31, 2012 was the promissory note totaling $502,550, which was converted during the three-month period ended March 31, 2013. The liability for stock to be issued of $232,000 was also issued during the three month period ended March 31, 2013. Accounts payable and accrued liabilities decreased by $45,114 from $141,220 as of December 31, 2012 to $96,106 as of September 30, 2013 and is mainly attributable to reductions in amounts owed to suppliers and contractors for work completed at the mill site.

We have a working capital surplus of $335,114 as of September 30, 2013 as compared to a working capital surplus of $292,576 as of December 31, 2012, representing an increase of $42,538.  This increase is mainly attributable to an increase in prepaid expenses and supplier deposits of $151,599, a decrease in liability for stock to be issued of $222,000 and offset by a decrease in cash of $327,687 as of September 30, 2013. We have invested most of our funds to complete the infrastructure, purchase equipment and commence construction on the mill.

As of September 30, 2013, the cost of fixed assets totaled $1,266,993 and consisted of the mill building at a cost value of $1,085,663, land at a cost value of $93,953, mill equipment at a cost value of $43,115, computer equipment at a cost of $4,424, office equipment at a cost value of $14,711 and a vehicle at a cost value of $25,127. As of September 30, 2013, net fixed assets totaled $1,259,745. As of December 31, 2012, the cost of fixed assets and net fixed assets totaled $1,318,343 and consisted of the mill building at a cost value of $1,154,284, land at a cost value of $93,953, mill equipment at a cost value of $43,115, computer equipment at a cost value of $1,864 and a vehicle at a cost value $25,127.

As of September 30, 2013, we had an accumulated deficit totaling $3,642,109 as compared to $1,773,047 as of December 31, 2012. The $1,869,062 increase in the accumulated deficit is attributable to the loss recorded for the nine months ended September 30, 2013.

The success of our mining operations business and the ability to continue as a going concern will be dependent upon our ability to obtain additional and adequate financing to commence profitable commercial activities in the extraction of gold, silver and other base metals and meet anticipated performance specifications on a continuous and long term commercial basis.

Going Concern

Our consolidated financial statements have been prepared on a going concern basis. The going concern basis of presentation assumes that we will continue in operation for the foreseeable future and be able to realize assets and discharge its liabilities and commitments in the normal course of business. We have not generated revenues since our inception and we have generated losses totaling $797,126 and $918,390 for the years ended December 31, 2012 and 2011, respectively, losses totaling $1,869,062 and $552,013 for the nine months ended September 30, 2013 and 2012, respectively, and losses of $3,642,109 since our inception on June 2, 2006. We have had very little operating history to date.

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

In May 2010, we issued to 28 purchasers residing in Canada an aggregate of 18,000,000 shares of our common stock at a purchase price of $.003 per share for a total of $54,000.  Those shares were issued in transactions which qualify for that exemption from the registration and prospectus delivery requirements of the Securities Act of 1933, as amended (“Securities Act”), as specified by the provisions of Regulation S.  Accordingly, none of those purchasers are U.S. persons as that term is defined in Regulation S. No underwriters were used, thus no commissions or other remuneration was paid.  The securities were sold in an offshore transaction relying on Rule 903 of Regulation S of the Securities Act.  We, any distributor, any of their respective affiliates or any person acting on behalf of any of the foregoing made no directed selling efforts in the United States. We are subject to Category 3 of Rule 903 of Regulation S and accordingly we implemented the offering restrictions required by Category 3 of Rule 903 of Regulations S by including a legend on all offering materials and documents which stated that the shares have not been registered under the Securities Act and may not be offered or sold in the United States or to US persons unless the shares are registered under the Securities Act, or an exemption from the registration requirements of the Securities Act is available.

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

During the three months ended September 30, 2013, we sold 440,000 shares of our unregistered stock for $110,000. 400,000 of the shares were issued during the three months ended September 30, 2013 and the remaining 40,000 shares were issued in October 2013. Subsequent to September 30, 2013, we sold 1,768,000 shares of our unregistered stock for $442,000. The 1,768,000 shares were also issued in October 2013.

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

a)	G.E.(Ted) Creber, Q.C. – Director
b)	Gary Last – Director

Ronald K. Mann, President and Chief Executive Officer, was appointed Chairman of the Board of Directors.

On August 12, 2013, our Board of Directors approved and enacted the 2013 Stock Incentive Plan (the “Plan”). Under the 2013 Stock Incentive Plan, the Company may grant options or share awards to its full-time employees, executive officers, directors and consultants up to a maximum of 8,000,000 common shares. Under the Plan, the exercise price of each option has been established at $0.25. Stock options vest as stipulated in the stock option agreement and their maximum term is 8 years.

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

DNA Precious Metals, Inc.

Date: October 30, 2013	By:	/s/ Ronald K. Mann
Ronald K. Mann, President & Chief Executive Officer

Date: October 30, 2013	By:	/s/ Tony J. Giuliano
Tony J. Giuliano, Chief Financial Officer