Form 10-K
period 2013-12-31
DNA PRECIOUS METALS INC.
filed 2014-03-26
CIK 1506503

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C.

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013
or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the transition period from: _____________ to _____________

Commission file number 333-193873

DNA PRECIOUS METALS, INC.
(Exact Name of Registrant as Specified in its Charter)

9125 rue Pascal Gagnon, Suite 204, Saint Leonard, Quebec Canada HIP IZ4

(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

(514) 852-2111

REGISTRANT’S TELEPHONE NUMBER

Not Applicable

(FORMER NAME OR FORMER ADDRESS, IF CHANGES SINCE LAST REPORT)

All correspondence to:
Tony J. Giuliano, CPA
Chief Financial Officer
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
☒  Yes  ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
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
☐ Yes ☒ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant computed by reference to the price at which the common equity was last sold, or the average bid and ask price for such common equity was approximately $21,465,360 (based on a quoted price of $.36 per common stock share at the close of business on March 14, 2014).

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

☐ Yes                                ☐ No

APPLICABLE ONLY TO CORPPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:  94,626,000 of common stock, $0.001 par value as of March 14, 2014.

DOCUMENTS INCORPORATED BY REFERENCE

None.

References to DNA Precious Metals, Inc., a Nevada corporation, are referred to herein as “we”, “our” or “us”, unless the context provides for otherwise.

DNA Precious Metals, Inc.
(An Exploration Stage Company)
TABLE OF CONTENTS

DNA Precious Metals, Inc. is referred to herein as “we”, “us” or the Company.

Item 1. Business

We are a Nevada corporation organized June 2, 2006.  Our original name was Celtic Capital, Inc.   On October 20, 2008, we changed our name to Entertainment Education Arts Inc.   On May 12, 2010, we changed our name to DNA Precious Metals, Inc. to more accurately reflect our new business plan.

We are an exploration stage mining company whose business objective is to identify proven reserves of gold and silver, construct a mill, build out the Property’s infrastructure and place the mine into production.   The Montauban Mining Project is located in the Montauban and Chavigny townships near Grondines-West in Portneauf County, Quebec, Canada (“Montauban Mine Property” or “Property”).  The Montauban Mine Property does not contain any known ore reserves according to the definition of ore reserves under Industry Guide 7 promulgated by the Securities and Exchange Commission (“SEC”).  Further work is required on the Property before a final determination as to the economic and legal feasibility of a mining venture can be made. There is no assurance that a commercially viable deposit will be proven through our exploration efforts.  The funds expended on our properties may not be successful in leading to the delineation of ore reserves that meet the criteria established under SEC guidelines.

1.	MEASUREMENTS AND GLOSSARY

For ease of reference in reviewing our business, we are providing you with conversion information and abbreviations.1 acre	= 0.4047 hectare	1 mile	= 1.6093 kilometers

1 foot	= 0.3048 meter	1 troy ounce	= 31.1035 grams

1 gram per metric ton	= 0.0292 troy ounce/ short ton	1 square mile	= 2.59 square kilometers

1 short ton (2000 pounds)	= 0.9072 ton	1 square kilometer	= 100 hectares

1 ton	= 1,000 kg or 2,204.6 lbs.	1 kilogram	= 2.204 pounds or 32.151 troy oz.

1 hectare	= 10,000 square meters	1 hectare	= 2.471 acres

The following abbreviations may be used herein:

Au	= gold	m2	= square meter

G	= gram	m3	= cubic meter

g/t	= grams per ton	Mg	= milligram

Ha	= hectare	mg/m3	= milligrams per cubic meter

Km	= kilometer	T or t	= ton

Km2	= square kilometers	Oz	= troy ounce

Kg	= kilogram	Ppb	= parts per billion

M	= meter	Ma	= million years

GLOSSARY OF MINING TERMS

The following mining terms are used throughout this registration statement.

SEC Industry Guide 7 Definitions

exploration stage	An “exploration stage” prospect is one, which is not in either the development or production stage.
development stage
A “development stage” project is one which is undergoing preparation of an established

Commercially mineable deposit for its extraction but which is not yet in production. This stage occurs after completion of a feasibility study.

mineralized material	The term “mineralized material” refers to material that is not included in the reserve as it does not meet all of the criteria for adequate demonstration for economic or legal extraction.
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

THE PROPERTY

The Montauban Mine Property was acquired from Company 9215-8062 Quebec Inc. in exchange for the issuance of 5,000,000 shares of our common stock. The previous claim owner, Rocmec Mining Inc., exchanged its ten claims to Forage Magma Inc. for drilling equipment it needed at the time. Soon thereafter, Forage Magma Inc. sold the claims to 9215-8062 Quebec Inc.  The ten claims, which became fifteen (15) claims under new government regulations, were registered with the Quebec Government directly from Forage Magma Inc. to 9215-8062 Quebec Inc.

No royalty payments are due in connection with the acquisition of the mining claims.  We have paid the administrative fees with respect to the mining claims in Quebec through September 2015.

We are also required to do exploratory mining work on the area of the claims.  The Quebec Government Ministry of Natural Resources (“MRN”) requires us to incur $20,500 in expenses directly related to the development of our mining claims.

We currently have a credit of approximately $57,000, which we can allocate amongst the fifteen (15) mining claims. The credit is attributable to work that we have already completed on several of the mining claims. Our mining claims are currently in good standing.

MINING HISTORY

The Montauban Mine Property under study is a tailings project (“Montauban Tailings”) which were produced by Anacon Lead Mines Ltd. between 1948 and 1955 and are situated within one kilometer northwest of the Montauban-les-Mines village. Reported production from this period amounts to over 87 million lbs. of zinc, 34 million lbs. of lead, close to 17,000 ounces of gold and over 2.6 million ounces of silver, extracted from a total of 1,375,371 tons of ore processed.

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

DRILLING SUMMARY

 A systematical sampling program was developed to provide an accurate and homogeneous grid of data to estimate the Montauban Tailings potential. A 24-hole percussion drilling campaign was performed totaling 143.1 meters. This percussion drilling campaign was considered part of completing a previous 25-hole drilling campaign performed earlier. A total of 49 holes totaling 302.3 meters of drilling were completed.  No proven or indicated reserves were identified.

PROPERTY DESCRIPTION AND LOCATION

The Montauban Mine Property is composed of 15 mining claims totaling 340.36 hectares located in the Montauban-les-Mines sector of the Notre-Dame-de-Montauban municipality, in the Montauban Township, Portneuf County, Province of Quebec. The Property is located 120 km east of Quebec City and 80 km north of Trois-Rivières. The Montauban Tailings are located one kilometer west of Montauban-les-Mines with multiple land accesses. Manpower, water and electric power are easily available within the very same distance.

Figure I: Montauban Mine Property Location Map

Pertinent data concerning the claims are presented in table I, these coming from the Quebec Government Ministry of Natural Resources GESTIM website.

Table I: List of Claims

	Claim Number	Area in Hectares

1)	CDC 2388117	9.35 ha
2)	CDC 2388118	16.78 ha
3)	CDC 2388119	2.07 ha
4)	CDC 2388120	8.97 ha
5)	CDC 2388121	0.57 ha
6)	CDC 2388122	4.15 ha
7)	CDC 2388123	17.81 ha
8)	CDC 2388124	4.27 ha
9)	CDC 2388125	33.28 ha
10)	CDC 2388126	43.34 ha
11)	CDC 2388127	56.93 ha
12)	CDC 2388128	28.45 ha
13)	CDC 2388129	1.02 ha
14)	CDC 2388130	48.23 ha
15)	CDC 2388131	48.01 ha

Figure II: Claim Reference Map

The mining residues on the Montauban Mine Property are considered by the Quebec Government Authorities as toxic wastes. There are no environmental liabilities as such to our Company. However, the Company will have to obtain the necessary permits from the Quebec Government Authorities to realize any further fieldwork having an impact on the environment, especially if re-mobilization of mining residues is contemplated.

On September 14, 2012, the Company received a Certificate of Authorization, from the Quebec Provincial Government, with respect to operating a gravity-metric circuit to process the mining residues, or tailings, located on the Montauban Mine Property. On March 13, 2014, the Company received another Certificate of Authorization, also from the Quebec Provincial Government, with respect to operating a cyanization circuit to process the mining residues located on the Montauban Mine Property. Previously, on February 28, 2014, the Company received approval, from the Quebec Provincial Government, for the Restoration Plan on the Montauban Mine Property which will be implemented subsequent to the Company’s processing of the mining residues (tailings) on the site (see Note 11 to the consolidated financial statements, Subsequent Events). The two (2) Certificates of Authorization issued to the Company will allow for the construction and installation of equipment facilities to recuperate mica and precious metals (gold and silver) from the mining residues (tailings) located on the Montauban Mine Property.

ACCESS, CLIMATE, LOCAL INFRASTRUCTURES AND PHYSIOGRAPHY

The Montauban municipality is accessible by route 363 from highway 40 linking Quebec City (120 km to the east) and Trois-Rivières (80 km to the southeast). Access to railway is also available less than 10 km to the northeast in Notre-Dame-des-Anges. The Montauban Mine Property is located one kilometer west of Montauban-les-Mines with multiple land accesses.

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

The area’s physiography is characterized by argilitic and sandy plateaus forming the foothills of the Laurentides. The Montauban Mine Property is limited to the North West by the Batiscan River, which is the main effluent in the area draining most of the Property towards the south to the St-Lawrence River. The topography consists of numerous small hills reaching an altitude of up to 220 m above the sea level from the valleys standing in average at 160 m elevation.

HISTORY

The mining history of the area began in 1910 with the discovery of the Pb-Zn Montauban Deposit by Mr. Elzéar Gauthier. The exploitation of the numerous base metal zones of the Montauban Mine Property were performed over the years by a series of successive owners: Mr. E. Gauthier (1910-1911), Mr. P. Tétreault (1911-1914), the Weedon Mining Company (1914-1915), the Zinc Company Ltd. (1915-1921), the Tetreault Estate (1921-1924), the British Metal Corporation (1925-1929), the Tetreault Estate (1929-1937), the Siscoe Metals Ltd./War Time Metals Corporation (1942-1944), Anacon Lead Mines Ltd. (1948-1956) and the Ghysleau Mining Corporation Ltd. (1957-1966). In 1966, most of the installations were decommissioned and the mining rights on the Anacon Property expired in 1972.

In 1974, Muscocho Exploration Ltd. acquired the mining rights and performed, over the following years, numerous exploration programs leading to the definition of sufficient gold resources to start commercial gold production in 1983. The mine did produce gold and silver up to 1990 when production was stopped due to ore exhaustion. Over its production period, Muscocho Exploration Ltd. processed 813,632 tonnes of ore producing 92,553 oz. of gold and 323,376 oz. of silver.

 In 1981, a systematic sampling program was performed by Boville Resources Ltd. to evaluate the quantity and quality of mine tailings at Montauban-les-Mines, with those tailings being from the first period of exploitation between 1914 and 1944 located south of the access road to Montauban-les-Mines (Depatie Report of 1982).

In 1999, Mirabel Resources Inc. performed a soil survey, a mag-VLF survey, trenching and 18 diamond drill holes mostly on the south zone. In 2000-2001, more trenching and 17 short diamond drill holes were done on the north zone.

In 2003, Mirabel Resources Inc. performed limited gravimetrical tests on 4 samples equally split between core samples from former diamond drill holes and tailing samples of the “old tailings” taken close by the access road to Montauban-les-Mines (Bernard Report of 2003). The results showed that the gravimetric method gave good recoveries for the tailing samples but nothing significant for the rock samples.

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

The Montauban deposit is distributed within numerous different zones along the strike length of the mineralization, from South to North we have the zones: South, Tétreault, A, C, North and Montauban. All zones are zinc bearing with the exception of the South and North zones, which are gold bearing.

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

MONTAUBAN TAILINGS

The Montauban Mine Property covers a total area of 53,093 m² and amounts to a total volume of 250,750 m³. Since this volume is composed of tailings and that the water table is located within most of the blocks derived from each hole, the specific gravity of the material had to be evaluated to estimate the tonnage that is present on site. The estimation of the specific gravity was performed on the last drilling campaign 24 holes since no recovery evaluation is available from the first drilling campaign. Recovery of tailings in the sampling process averaged about 76% from the last percussion drilling campaign. Recoveries were ranging from 40 to 100%, the lowest values being associated to the high water content of the deepest samples, the water table being at a depth of about 4,6 m (15 ft) within the pile of tailings. The averaged recovery was in the order of 81% (68 samples) for the upper portion of the tailings and it dropped to below 64% (27 samples) for the deeper portion (below the water table). The specific gravity is then estimated to be 1, 71 g/cm³.

Montauban Mine Property Hole Location Plan

The above graph shows the typical sections of the Montauban Mine Property where it is clear that the drainage is towards the North (to the right on section C-C). It is also clear that the thickness is variable but not so thick compared to the value that should be reached if the whole production was to be still onsite. About 1.2 million tons were produced in the past; such a tonnage should be averaging over 13 meters in the Tailings pile. It is clear on site that an important fraction of the tailings was washed away through drainage.

Montauban Mine Property Typical Sections

Figure X: Montauban Mine Property View Looking South

A total of 49 blocks were defined from the two previous percussion-drilling campaigns. The drilling pattern is essentially regular with a hole each and every 30-meter on average. The block volumes were calculated with the help of the computer-modeling program that defined one polygon for each and every hole drilled. The perimeter of the tailings was mapped with the help of a GPS device, this perimeter is the limit where the surface meshing of the holes’ collars meets the meshing of the bottom of the holes.  The block size is fairly regular averaging 8,740 tons, the smallest block being # 26 at 1 342 tons and the biggest one being # 21 at 24 334 tons.

To these metals one should add the mica content of the Montauban Mine Property, with the mica being mostly composed of the phlogopite type with some muscovite and minor amounts of biotite. The mica content is estimated to be at least 10 % of the total volume.  The mica is an industrial mineral that is valued according to the market conditions.

DRILLING RESULTS

The distribution of metals within the tailings is not homogeneous.  It was demonstrated with the 49 holes drilled on the Montauban Mine Property that recoveries dropped from 81 to less than 64 % below the 4,6 m (15 ft.) horizon, which is more or less the location of the water table within the Tailings. The impact is seen on metal content when gold is 67 % richer over this horizon, silver is up 73%, Copper also up 63%, and the winner being lead with a jump of 149%. The only one being evenly distributed is zinc.

Example of Block 15 Showing Richer Upper Portion of Montauban Mine Property

MILL CONSTRUCTION

We are constructing a mill to process mining residues. Our focus will be to produce gold and silver concentrate in addition to the mica product.  By extracting mica and producing the gold and silver concentrate, we will reduce the sulphide content of the tailings and thus lowering the environmental impact and cost for the project closure at the end of the operation.

Presently, there are no similar mills in the area surrounding our mining claims. The on-site mill production equipment to be constructed and installed will incorporate cyanization circuit and separation equipment consisting of spiral classifiers and Nelson concentrators in addition to other equipment. Test work to date has indicated that this configuration will effectively segregate the mica and produce a gold/silver concentrate.  There is a risk however that the plant will not effectively separate the components as planned. There is also a risk that the process being used is not ideal or optimal and that a different process may enhance or increase recovery of values. We intend to continue testing to improve the recuperation and extraction process. We have incorporated flexibility into our mill building design to allow for alternative/additional precious metal extraction processes to be installed.  Initial testing results indicate that recovery of mica, gold and silver is possible but economic feasibility has not been proven and there is the associated risk that the operation as planned will not be profitable either with respect to our own mining operations or refining tailings or other mining concentrates from other mining companies in close proximity to our operations.

Before gold and silver can be extracted from the tailings, the mica content must be removed. If we are able to produce a mica concentrate that corresponds to market standards, we will have an additional revenue stream with little incremental costs. There is a risk that there is no market for the mica product to be produced.

To keep expenditures as low as possible, we will use refurbished milling equipment when possible. Our larger expenses include the mill building, electrical distribution, pumps, pipe valves, spiral classifiers, Nelson concentrators, table separator, trommel, loader and a conveyor.

Special attention will be devoted to the potential of the surrounding area to produce more tailings, whether from the S-W extension of the actual deposit onto the adjoining property, or from the zone North of the access road (former exploitation) or again from the old tailings (on the adjoining property). All these tailings will have to be neutralized in order to permanently close the site. The environmental issues, the residues are considered toxic, related to these other properties rest with the Quebec Government Authorities and it is highly probable that they would be interested rectifying the environmental issues with the least amount of expense possible if we can prove that our project is viable. It should also be noted that the Quebec Government is reporting that more than 2 million tonnes of tailings are located in numerous piles in the surroundings around the Montauban-les-Mines village.

We anticipate that the mill will be able to process 1,000 tonnes per day. By constructing our own mill we will be able to reduce transportation costs.

PROPERTY DEVELOPMENT

The Company has completed construction of all access roads to and from the new milling facility.  The hydropower source to the milling facility totaling 1.3 kilometers has been completed.  The main power line consists of 2,500 amperes total output power and has been brought inside the newly erected 16,000 sq./ft. steel structure building.

We hired 9216-9499 Quebec Inc. as the electrical contractor.  In addition to the main power source line already completed, 9216-9499 Quebec Inc. has been hired to do all the electrical work inside the milling facility including the  wiring of the entire building, installation of heating and air conditioning system, lighting supply, ventilation system installation and complete electrical set-up of all milling equipment.  The contract price is $285,000CAD (approximately $279,300 U.S. based on an exchange ratio of $.98). The Contractor, 9216-9499 Quebec Inc., has received a retainer of $100,000 CAD ($98,000 U.S.) and has begun the preliminary work.  The work is expected to be completed in the summer of 2013.  At this time all the milling processing equipment is expected to be in place and ready for preliminary processing of the mining residues.

We hired Construction and Demolition Deschesnes to complete the civil construction of the steel structure building.  The total contract price is $470,000CAD (approximately $460,600 U.S.) of which $370,000 CAD (approximately $362,600 U.S.) has been paid to date.  The remaining balance will be paid on completion of the work.  The pouring of the cement interior floor of the steel structure building remains to be completed.  This work has been temporarily delayed due to cold weather.

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

POSSIBLE FURTHER ACTIVIITIES

We will also define further the local potential of other sources such as additional tailings or underground resources underneath the Montauban Mine Property or close-by in the Montauban area (see Subsequent Events).

SUBSEQUENT EVENTS

On October 30, 2013 and November 27, 2013, the Company entered into binding agreements for the asset acquisitions of an undivided one hundred percent (100%) interest in certain mineral claims and mining assets located in the Province of Quebec’s Montauban and Chavigny townships near Grondines West, in the county of Portneuf, specifically Mining Lease BM 748 and Mining Concession CM 410. The purchase price was CDN$75,000 together with the issuance of 1,050,000 common stock shares. The common shares for the acquisition were valued at their fair market value on the day they were issued which totaled $496,860. The transaction has not closed as of the date of these consolidated financial statements and, as such, the amounts expended have been included as a prepaid deposit on the consolidated balance sheet as at December 31, 2013. The Company is awaiting confirmation of the contemplated transaction from a bankruptcy court in Montreal, Quebec overviewing the financial restructuring of the vendor. A bankruptcy court date to approve the contemplated transaction is expected to occur in April 2014.

On January 10, 2014, the Company entered into an asset purchase agreement for an undivided one hundred percent (100%) interest in certain mineral claims located in the Province of Quebec’s Montauban and Chavigny townships near Grondines West, in the county of Portneuf, including claims, rights, concessions and leases. The purchase price was CDN$70,000, 1,000,000 common shares of the Company and a one percent (1%) net smelter return (“NSR”). The Company paid CDN$10,000 upon the signing of the asset purchase agreement with the cash balance due, along with the common shares, upon the closing of the asset purchase agreement and transfer of the mineral claims in the name of the Company. The transfer of the mineral claims was completed in February 2014 whereby the remaining cash balance due and the common shares were released to the vendor. The common shares for the acquisition will be valued at their fair market value on the day they were issued which totaled $340,000.

On February 19, 2014, Ronald K. Mann resigned as our Chief Executive Officer/President. In connection with his departure, Ronald K. Mann returned 1,500,000 common stock shares to us that he received as compensation.

On March 4, 2014, 50,000 stock options were exercised at $0.25 resulting in the issuance of 50,000 common shares and proceeds of $12,500. The $0.25 exercise price was in accordance with the Company’s Stock Incentive Plan.

On March 13, 2014, the Company received another Certificate of Authorization, from the Quebec Provincial Government, with respect to operating a cyanization circuit to process the mining residues located on the Montauban Mine Property. Previously, on February 28, 2014, the Company received approval, from the Quebec Provincial Government, for the Restoration Plan on the Montauban Mine Property which will be implemented subsequent to the Company’s processing of the mining residues (tailings) on the site.

On March 17, 2014, the Company increased the authorized amount of common stock from 150,000,000 common shares to 500,000,000 common shares. There were no changes to the authorized amount of preferred stock.

Item 1A.  Risk Factors

We are an exploration stage company and our business plan is unproven.  We have generated no revenues from our operations and incurred operating losses since our inception.  The Company as a going concern is in doubt.

We are an exploration stage company, our business plan is unproven, and we cannot assure you that we will ever achieve profitability or, if we achieve profitability, that it will be sustainable.  We are subject to all of the risks inherent in a new business. We have not generated any revenues to date.  At December 31, 2013 we had current assets in the amount of $1,374,306 and current liabilities totaling $186,729 and Long term liabilities totaled nil.  We had a working capital surplus of $1,187,577 and deficits accumulated in the exploration stage of $4,710,522 as of December 31, 2013.  We may require additional financing to become fully operational.  We currently have no commitment for additional funding. There can be no assurance that we will be able to secure additional funding, or if available, available on terms acceptable to us.

We have no proven reserves.

The Property does not have known reserves of commercial gold or silver. Our long-term success will be related to the cost and success our exploration and mining programs.  Mining for gold and silver and base metals is a highly speculative business, involving a high degree of risk. Few properties that are explored are ultimately developed into producing mines.  There is no assurance that our exploration program will result in any discoveries of commercial quantities of gold or silver. There is also no assurance that, even if commercial quantities of gold or silver are discovered, a mine can be brought into commercial production. Production/discovery of gold and silver is dependent upon a number of factors, not the least of which is the technical skill of the exploration personnel involved. The commercial viability of a mine is also dependent upon a number of factors, many of which are beyond our control, such as the worldwide economy, the price of gold and silver, government regulations, including regulations relating to royalties, allowable production and environmental protection.

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

A decrease in the market price of gold and other metals could affect the commercial viability of our Montauban Mine Property and our anticipated development and production assumptions. Lower gold prices could also adversely affect our ability to finance future development at the Montauban Mine Property, all of which would have a material adverse effect on our financial condition and results of operations. There can be no assurance that the market price of gold and other metals will remain at current levels or that such prices will improve.

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

In addition, the grade of ore ultimately mined, if any, may differ from that indicated by our testing results to date.   There can be no assurance that minerals recovered in small-scale tests will be duplicated in large-scale tests under on-site conditions or in production scale.  Declines in market prices for gold and silver may render portions of our mineralization, reserve estimates uneconomic and result in reduced reported mineralization or adversely affect the commercial viability of the Property. Any material reductions in estimates of mineralization, or of our ability to extract this mineralization, could have a material adverse effect on our results of operations or financial condition.

Our exploration activities at the Montauban Mine Property may not be successful, which could lead us to abandon our plans to develop the property and our investments in exploration.

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

The Montauban Mine Property is located in Quebec, Canada and is subject to extensive federal, provincial, and local laws and regulations governing various matters, including:

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

Land reclamation requirements are generally imposed on mineral exploration companies (as well as companies with mining operations) in order to minimize long-term effects of land disturbance.

Reclamation may include requirements to:

•	control dispersion of potentially deleterious effluents; and
•	reasonably re-establish pre-disturbance landforms and vegetation.

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

We compete with larger, better-capitalized competitors in the mining industry.

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

We may be unable to attract and retain qualified officers, directors and members of board committees required to provide for our effective management as a result of rules and regulations that govern publicly held companies. The Sarbanes-Oxley Act has resulted in a series of rules and regulations that increase responsibilities and liabilities of directors and executive officers. We are a small company with a limited operating history and no revenues.  This may influence the decisions of potential candidates we may recruit as directors or officers. The perceived increased personal risk associated with these recent changes may deter qualified individuals from accepting these roles.

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

•
Comply with all requirements that may be adopted by the Public Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and financial statements;

•	Submit certain execute compensation matters to shareholder advisory votes, such as “say-on-pay” and “say on frequency;”

•	Disclose certain executive compensation related items such as the correlation between executive compensation and performance.

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

•	fluctuations in stock market prices and volumes, particularly among securities of emerging growth companies;

•	changes in market valuations of similar companies;

•	announcements by us or our competitors of significant contracts, new technologies, acquisitions, commercial relationships, joint ventures or capital commitments;

•	variations in our quarterly operating results;

•	fluctuations in related commodities prices; and

•	additions or departures of key personnel.

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

Item 1B.   Unresolved Staff Comments

None.

Item 2.    Properties. Properties.

Our corporate headquarters are located at 9125 rue Pascal Gagnon, Suite 204 Saint Leonard, Quebec Canada HIP IZ4 where we rent approximately 1100 square feet of office space at a cost of $1,407 per month.  The corporate headquarters are sufficient to meet our administrative operations.  Our operational headquarters are located at the Property.

Item 3.    Legal Proceedings

None.

Item 4.   Mine Safety Disclosure

Under the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”) each operator of a mine is required to include certain mine safety results in its periodic reports filed with the Securities and Exchange Commission.  Since our mining operations are located in Quebec, Canada, we are not subject to the Federal Mine Safety and Health Administration under the Federal Mine Safety and Health Act of 1977.

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

As of December 31, 2013 there were 109 shareholders of record of our Common Stock.

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

In May 2010, we issued to 28 purchasers residing in Canada 18,000,000 shares of our common stock at a purchase price of $.003 per share for a total of $54,000.  Those shares were issued in pursuant to Regulation S of the Securities Act of 1933, as amended. Accordingly, none of those purchasers are U.S. persons as that term is defined in Regulation S.  No underwriters were used, and no commissions or other remuneration was paid except to us.  The securities were sold in an offshore transaction relying on Rule 903 of Regulation S of the Securities Act.  No directed selling efforts were made in the United States by us, any distributor, any of their respective affiliates or any person acting on behalf of any of the foregoing.  We are subject to Category 3 of Rule 903 of Regulation S and accordingly we implemented the offering restrictions required by Category 3 of Rule 903 of Regulations S by including a legend on all offering materials and documents which stated that the shares have not been registered under the Securities Act of 1933 and may not be offered or sold in the United States or to US persons unless the shares are registered under the Securities Act, or an exemption from the registration requirements of the Securities Act is available.

In June 2010, we offered and sold to 5 purchasers residing in the United States 2,000,000 shares of our common stock at a purchase price of $.003 per share for a total of $6,000.   The transactions pursuant to which those shares were issued to those purchasers did not involve a public offering of our securities and, therefore, were exempt from the registration and prospectus delivery requirements of the Securities Act pursuant to the provisions of Section 4(2) of that Act.  In connection with the offer and sale of those 2,000,000 shares, no general solicitation or advertising was used.  Those 5 purchasers had pre-existing relationships with us on the dates we sold those 2,000,000 shares to them.  No commission was paid in connection with the offer and sale of those 2,000,000 shares.

In 2011, the Company issued 5,000,000 shares of common stock to acquire mining rights at a value of $15,000; 5,000,000 shares of common stock to board members for services at a value of $15,000; 1,000,000 shares of common stock for payment of interest on the promissory note of $3,000; 3,350,000 shares of common stock pursuant to a private placement of our securities totaling $670,000, 1,500,000 issued pursuant to employment agreements valued at $1,500,000 and 250,000 shares valued at $50,000 for engineering services. We relied on the exemptiion provisions of Securities Act Section 4(2) in issuing these securities.

There were no sales of unregistered securities in 2012.

On or about September 18, 2013, we issued 200,000 restricted common stock shares to Small Cap Voice in return for investor relation’s services.  The shares were valued at $0.38.

On or about September 18, 2013, we sold an aggregate of 400,000 restricted common stock shares to 3 persons for $0.25 per share for an aggregate purchase price of $100,000.

On or about October 16, 2013, we sold an aggregate of 1,808,000 restricted common stock shares to 7 persons and 2 entities for $0.25 per share for an aggregate purchase price of $457,000.

On or about October 30, 2013, we issued 40,000 restricted common stock shares to MRB & Associates in return for geological data.  We valued the shares at $0.50.

On or about November 12, 2013, we issued 350,000 restricted common stock shares for the acquisition of the Excel Property Mortgage.  We valued the shares at $0.40 per share.

On or about November 25, 2013, we issued 700,000 restricted common stock shares to Excel for purchaser of the Excel Property.  We valued the shares at $0.40.

On or about November 26, 2013, we issued 500,000 restricted common stock shares to First Level Capital LLC in return for investor relations’ services.  We valued the shares at $0.45 per share.

On or about December 29, 2013, Marquest Mining Quebec 2013-II Super Flow – Through LP, purchased 1,000,000 restricted common stock shares through its purchase of 1,000,000 restricted common stock shares through its purchase of 1,000,000 units valued at CDN$500,000. We valued the shares at $0.50 per share.

On or about January 14, 2014, we issued 1,000,000 restricted common stock shares valued at US$340,000 to Rayz Yacoub and Yamy Yacoub for the purchase of the St. Anne Claims. We valued the shares at $0.34 per share.

With respect to the sale of the securities identified above, we relied on the exemptions of Section 4(2), Regulation S or Section 3(a) 10 of the Securities Act.

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

During 2012, we sold a total of 7,852,000 shares of our registered common stock for $1,963,000. As at December 31, 2012, 6,924,000 of these shares were issued and the remaining 928,000 shares were issued in 2013.  We used these proceeds for working capital purposes including but not limited to infrastructure build-out, purchase of machines and equipment, mill construction and professional fees.

F.   Purchases of Equity Securities.

None.

Item 6.  Selected Financial Data.

The following consolidated financial data has been derived from and should be read in conjunction with our audited interim financial statements for the years ended December 31, 2013 and 2012.

	Year Ended December 31, 2013	Year Ended December 31,2012

Revenue	$-0-	$-0-
Operating Expenses	$2,922,167	$898,459
Cash	$535,934	$598,938
Total Assets	$2,690,691	$1,999,139
Current Liabilities	$186,729	$373,220
Total Liabilities	$186,729	$875,770
Working Capital	$1,187,577	$292,576
Deficit accumulated during exploration stage	$4,710,522	$1,773,047

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

We are an exploratory stage-mining corporation. We have not commenced mining operations or generated revenues from our business operations. If we need additional cash and cannot raise it we may not be able to fully implement our business plan.     If we raise less than the maximum amount and we need more money we will have to revert to obtaining additional money from another source.  We currently do not have a commitment for additional funding.

Management’s Discussion and Analysis

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

Our specific goal is to profitably mine the Montauban Mine Property.  We have secured the necessary permitting, purchased required equipment, hired engineers and contractors, built out the infrastructure and are currently completing construction on the mill.  Once the mill is completed, we intend to begin extracting of gold, silver and other base metals in an economically efficient manner.

Results of Operations for Fiscal Years Ended December 31, 2013 and 2012 and from June 2, 2006 (“Inception”) through December 31, 2013.

Since our inception, we have not generated any revenues.  Operating expenses for the years ended December 31, 2013 and 2012 totaled $2,922,167 and $898,459, respectively.  In 2013, we had a mining tax credit of $111,095.   In 2012, we had a mining tax credit of $108,284.   Our net loss for 2013 and 2012 was $2,937,475 and $797,126, respectively. Our net loss since Inception was $4,710,522.

Our largest expense in 2013, other than shares and options issued as compensation, was salaries and related expenses totaling $491,710 as compared to $204,473 in 2012.  Salaries and related expenses since inception totaled $1,093,571.  Engineering costs in 2013 totaled $88,247 and in 2012 totaled $417,274.  Since inception, engineering costs expenses totaled $872,614.  Professional fees, primarily legal and accounting fees, totaled $388,810 in 2013 as compared to $169,634 in 2012, and $725,548 since inception.  General and administrative expenses totaled $721,454 in 2013 as compared to $89,200 in 2012, and $833,388 since inception. Rental costs in 2013 totaled $40,385 and in 2012 totaled $17,186, and $76,074 since inception.

Liquidity and Capital Resources
Assets and Liabilities.

 To date, our operations have been primarily funded through debt and equity financing.   We secured approximately $4,038,874 in equity financing and $491,650 in debt financing.

At December 31, 2013, we had cash totaling $535,934, prepaid expenses and deposits of $802,945 and sales tax receivable of $35,427. Total current assets were $1,374,306.  Our fixed assets totaled $1,276,304, deferred financing fees totaled $25,081and our mining rights totaled $15,000.  Total assets were $2,690,691. This compares favorably to our assets at December 31, 2012 when we had cash totaling $598,938, prepaid expenses of $4,422 and sales tax receivable of $62,436.   Fixed assets totaled $1,318,343 and our mining rights totaled $15,000. Total assets were $1,999,139.  The primary reason for the significant increase in our assets is attributable to our capital raises whereby we utilized the funds secured from the sale of our securities to invest in our mining project and acquisition of mining assets.

Current liabilities at December 31, 2013 totaled $186,729.  Current liabilities at December 31, 2012 totaled $373,220, which included a liability of $232,000 for stock to be issued. We had no long-term liabilities at December 31, 2013. Our sole long-term liability at December 31, 2012 was attributable to a promissory note which totaled $502,550.

We have a working capital surplus at December 31, 2013 of $1,187,577 as compared to a surplus at December 31, 2012 of $292,576. We have invested most of our funds to complete the infrastructure, purchase equipment and commence construction of the processing mill and acquire mining properties. Management believes that there will be sufficient liquidity to continue operations for the next twelve months.

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

 Item 9A.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Our disclosure controls and procedures are also designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, to allow timely decisions regarding required disclosure. Our chief executive officer and chief financial officer, with assistance from other members of our management, have reviewed the effectiveness of our disclosure controls and procedures as of December 31, 2013 based on their evaluation, have concluded that the disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the year ended December 31, 2013 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as that term is defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our principal executive and principal financial officers, we assessed, as of December 31, 2013, the effectiveness of our internal control over financial reporting. This assessment was based on criteria established in the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our assessment using those criteria, management concluded that our internal control over financial reporting as of December 31, 2013.

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

Evaluation of Changes in Internal Controls over Financial Reporting

There was no change in the internal control over financial reporting that occurred during the fiscal year ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.  Other Information

None.

PART III

Item 10.   Directors and Executive Officers and Corporate Governance.

The following information sets forth the names of our Officers and Directors, their present positions, and some brief information about their background.

Name and Address	Age	Position(s)
Tony Giuliano 630-44th Avenue Lachine, Quebec H8T 2K8	55	Chief Executive Officer, President, Chief Financial Officer and Director

James Chandik 229 Bergerac Repentigny, Quebec J6A 7V9	51	Executive-Vice President, Chief Operating Officer and Director

Yves Gagnon 401 Route 132 Est L’Isle Verte, Quebec G0L 1K0	57	Vice-President, Operations and Director

Background of Officers and Directors

Tony J. Giuliano

Tony J. Giuliano has been our Interim President/Interim Chief Executive Officer since February 21, 2014 and our Director since February 18, 2014.  He has been our Chief Financial Officer since March 15, 2013.   Mr. Giuliano is an experienced financial executive having worked for several public companies listed in the United States and Canada. Recently, from October 2010-June 2012, Mr. Giuliano was the Chief Financial Officer for Sand Technology Inc., a U.S. public company involved in the development of specialized software. From October 2008-March 2010, Mr. Giuliano was Director of Finance for Unisource Canada Inc., the largest distributor of commercial printer paper in Canada, and from July 2006-April 2008, Mr. Giuliano was Chief Financial Officer of Avensys Corporation, a U.S. public company involved in the manufacture high-tech components for the telecommunications industry. Mr. Giuliano has been involved in all aspects of accounting, finance, taxation, mergers and acquisitions, international operations and ensuring SEC and Canadian regulatory compliance. Mr. Giuliano spent the first nine years of his career with Deloitte Canada, a major international accounting firm, in Montreal where he gained expertise with Canadian public companies operating in both the manufacturing and financial services sectors. Mr. Giuliano is a Certified Professional Accountant/Chartered Accountant and a member of the Quebec Order of Chartered Accountants since December 1982. He received a Diploma in Public Accountancy from McGill University in 1982 and a Bachelor of Commerce from Concordia University in 1979.

James Chandik

James Chandik has been our Executive Vice-President/Chief Operating Officer since March 15, 2013.  He was our Director from June 1, 2011 to August 12, 2013 and again as our Director beginning February 21, 2014.  Mr. Chandik received an Economic Degree from McGill University in 1977.  Since our inception until March 14, 2013, Mr. Chandik was our President/Chief Executive Officer.  Mr. Chandik has served as a General Manager for Disaster Kleenup Canada from February 2009 to April 2010 and prior to that position, he was the General Manager of Datacom Wireless Corporation from September 2004 to October 2008. Mr. Chandik also served as a Manager from 1997 to 2001, with Navigata Communications, Metaphor Communications, Axxent Communication.

Yves Gagnon

Yves Gagnon has been our Vice-President of Operations since month/day/year and our Director since February 18, 2014.  He is a geological engineer with a master degree in geochemistry from the Polytechnic School of the Montréal University (1983). He has been actively working for the last 35 years within the mining industry, recently acting as professional consultant developing junior companies in the process of becoming public through the startup of small mining/milling operations (Sep. 2009 to Feb. 2013). Prior to that, he was President/Chief Executive Officer of  C2C Inc., a public mining company involved in the startup of a gold mine in Ecuador (Jul. 2007 to Aug. 2009). Mr. Gagnon has expertise in exploration, in mining management and in environmental mine closure planning. He acted as president/director/manager or consultant for other public and private companies: Yorbeau Resources (1984-89), Géospex Sciences Inc. (1989-96), Espalau Corp. (1996-99), Abcourt Mines (2000-07) and Métanor Resources (2001-07). He managed multi-disciplinary teams of up to 400 peoples and multi-million dollar projects, both nationally and internationally.  He was instrumental in the discovery of the Bell Allard South copper-zinc deposit (for Noranda), in the return to life of the Bachelor Mining Complex (with Espalau and then with Métanor), and in the closure and reclaim of the Goldfields Mining Complex (for Barrick).

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

Terms of Office

There are no family relationships among our Directors and/or Officers.  Our Directors are appointed for one-year terms to hold office until the next annual general meeting of shareholders or until removed from office in accordance with our by-laws. Our Officers are appointed by our Board of Directors and hold office until removed by our Board of Directors or terminated pursuant to their employment agreements.

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

The Code of Ethics is set forth on our website located at www.dnapreciousmetals.com. We will also provide to any person without charge, upon request, a copy of such Code of Ethics. Persons wishing to make such a request should contact James Chandik, our chief operating officer at our corporate headquarters.

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

Item 11.  Executive Compensation.

Overview of Compensation Program

Our compensation philosophy is based on our belief that our compensation programs should: be aligned with stockholders’ interests and business objectives; reward performance; and be externally competitive and internally equitable. We seek to achieve three objectives, which serve as guidelines in making compensation decisions:

•	Providing a total compensation package which is competitive and therefore enables us to attract and retain, high-caliber executive personnel;

•	Integrating compensation programs with our short-term and long-term strategic plan and business objectives; and

•	Encouraging achievement of business objectives and enhancement of stockholder value by providing executive management long-term incentive through equity ownership.

We may compensate our Officers with cash compensation, common stock and common stock options. We have not established any quantifiable criteria with respect to the level of compensation, stock grants or options. Rather, the Board of Directors will evaluate cash, stock grants and stock options paid by similar mining companies.  We do not have a Compensation Committee of the Board of Directors.

With respect to stock grants and options which may be issued to the Company’s Officers and Directors, the Board will consider an overall compensation package that includes both cash and stock based compensation which would be in line with the Company’s overall operations and compensation levels paid to similar mining companies.  On August 12, 2013, the Company approved and enacted the 2013 Stock Incentive Plan (the “Plan”). Under the 2013 Stock Incentive Plan, the Company may grant options or share awards to its full-time employees, executive officers, directors and consultants up to a maximum of 8,000,000 common shares. Under the Plan, the exercise price of each option has been established at $0.25. Stock options vest as stipulated in the stock option agreement and their maximum term is 8 years.

The following table sets forth the compensation paid by us to our Officers for the fiscal years ended December 31, 2013, 2012 and 2011.  This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any.  The compensation discussed addresses all compensation awarded to, earned by, or paid or named executive officers.

Executive Officer Compensation Table

Name and Position	Year	Salary	Stock Awards	Option Awards(7)	Total*

Tony Giuliano (1)	2013	$66,667	$250,000	$77,937	$394,604
CEO/CFO/Director	2012	0	0	0	0
	2011	0	0	0	0

Ronald K. Mann (2)	2013	$95,000	$125,000	$0	$220,000
CEO/Director	2012	0	0	0	0
	2011	0	0	0	0

James Chandik(3)	2013	$120,000	$0	$18,000	$138,000
CEO/COO/Director	2012	120,000	0	0	120.000
	2011	60,000	306,000	0	366,000

Yves Gagnon (4)	2013	$120,000	$500,000	$18,000	$638,000
VP/Director	2012	16,700	0	0	16,700
	2011	0	0	0	0

Claude Girard	2013	$0	$0	$0	$0
VP/Director (5)	2012	0	0	0	0
	2011	48,000	900	0	48,900

Jeffrey Bercovitch (6)	2013	$48,000	$0	0	$48,000
CFO/Director	2012	48,000	0	0	48,000
	2011	24,000	3,000	0	27,000

*	In accordance with the rules promulgated by the Securities and Exchange Commission, certain columns relating to information that is not applicable have been omitted from this table.

(1) Chief Financial Officer from March 15, 2013 to present. Chief Executive Officer from February 21, 2014 to present. The value of the stock awards includes 1,000,000 common shares of stock at a value of $0.25 per share.

(2) Chief Executive Officer from March 15, 2013 to February 19, 2014. The value of the stock awards includes 500,000 common shares of stock at a value of $0.25 per share.

(3)  Chief Executive Officer from June 1, 2011 until March 15, 2013. COO since March 15, 2013.The value of the stock awards includes 2,000,000 shares of stock at a value of $0.003 per share.

(4) Vice-President from November 10, 2012 to present. The value of the stock awards includes 2,000,000 common shares of stock at a value of $0.25 per share.

(5) Vice-President from June 1, 2011 to October 31, 2011. The value of the stock awards includes 300,000 common shares of stock at a value of $0.003 per share.

(6) Chief Financial Officer from June 1, 2011 to March 15, 2013. The value of the stock awards includes 1,000,000 common shares of stock at a value of $0.003 per share.

(7) The valuation of the stock options is based on the Black-Scholes pricing formula calculated at the August 12, 2013 grant date.

The compensation discussed herein addresses all compensation awarded to, earned by, or paid to our named executive officers.

Employment Agreements

Tony J. Giuliano -   Mr. Giuliano signed a one-year employment agreement with the Company commencing March 15, 2013.  Effective March 15, 2013 he received an annual salary of $80,000.  He was issued 1,000,000 shares of the Company’s common stock in consideration for agreeing to serve as our Chief Financial Officer. Effective February 21, 2014, Mr. Giuliano has also been serving as our Chief Executive Officer and President. The employment agreement is subject to confidentiality, non-circumvention and non-competition terms.

James Chandik - Mr. Chandik signed a one-year employment agreement with the Company commencing June 1, 2011. The agreement may be renewed for two additional one-year terms.   Effective June 1, 2011 he received an annual salary of $120,000.  He was issued 2,000,000 shares of the Company’s common stock in consideration for agreeing to serve as our Chief Executive Officer at that time.  His annual salary commencing June 1, 2012 and June 1, 2013 remained at $120,000 per year and no additional shares of common stock were issued.  Effective March 15, 2013, he has been serving as our Chief Operating Officer. The employment agreement was subject to confidentiality, non-circumvention and non-competition terms.

Yves Gagnon - Mr. Gagnon signed a one-year employment agreement with the Company commencing March 15, 2013.  Effective March 15, 2013 he received an annual salary of $120,000.  He was issued 2,000,000 shares of the Company’s common stock in consideration for agreeing to serve as our Vice-President of Operations. The employment agreement is subject to confidentiality, non-circumvention and non-competition terms.

Compensation of Directors

Our Directors are not compensated for their services as Directors.  The Board of Directors has not awarded any options to our Directors.  There are no contractual arrangements with any member of the Board of Directors.  We have no Director’s service contracts.

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

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information as of March 12, 2014 with respect to the beneficial ownership of the Company's Common Stock by: (i) all persons known by the Company to be beneficial owners of more than 5% of the Company's Common Stock, (ii) each director and Named Executive Officer, and (iii) by all executive officers and directors as a group.

Name	No. of Shares of Common Stock	No. of Options	Percent of Class(1)(2)

Tony J. Giuliano 630-44th Avenue Lachine, Quebec, H8T 2K8	1,000,000	433,000	1.1%

James Chandik 229 Bergerac Repentigny, Quebec J6A 7V9	2,000,000	100,000	2.1%

Yves Gagnon 401 Route 132 Est L’Isle Verte, Quebec G0L 1K0	2,000,000	100,000	2.1%

54 Western Ore Place Inc. 30 French Cay Close Providenciales TCI British West Indies	15,000,000	0	15.9%

55 Strathmore Capital Inc. 34 Hawksbill Lane Providenciales, TCI British West Indies	15,000,000	0	15.9%

All 3 Officers and Directors	5,000,000	633,000	5.3%

(1)           Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract,  arrangement,  understanding, relationship,  or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares;  and (ii) investment power, which  includes the power to dispose or direct the  disposition of shares.  Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares).  In  addition,   shares  are  deemed  to  be beneficially  owned by a person if the person has the right to acquire  the  shares (for example, upon exercise of an option) within 60 days of the date as of which the  information  is  provided.  In computing the percentage ownership of any person, the amount of shares

(2)    Based on 94,626,000 issued and outstanding shares of common stock as at March 12, 2014.

Item 13.   Certain Relationships and Related Transactions, and Director Independence.

Except as described below, none of the following persons has any direct or indirect material interest in any transaction to which we are a party during the past two years, or in any proposed transaction to which the Company is proposed to be a party:

o	any director or officer;
o	any proposed nominee for election as a director;
o	any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to our common stock; or
o	any relative or spouse of any of the foregoing persons, or any relative of such spouse, who has the same house as such person or who is a director or officer of any parent or subsidiary.

We issued shares of our common stock to our officers and directors for services rendered.

Related Party Transactions

None.

Director Independence.

We do not have an independent Board of Directors. Each of our Directors also serves as an Officer of the Company.

Item 14.   Principal Accounting Fees and Services.

AUDIT FEES. The aggregate fees billed for professional services rendered was $22,500 and  $15,000 for the audit of our annual financial statements for the fiscal years ended  December 31, 2013 and 2012, respectively, and $10,500 and $9,000 for the reviews of the financial statements included in our Forms 10-Q for the fiscal years ended 2013 and 2012 respectively.

AUDIT-RELATED FEES. No fees were billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of our financial statements and not reported under the caption "Audit Fee."

TAX FEES. No fees were billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice and tax planning services.

ALL OTHER FEES. Other than the services described above, there were no other services provided by our principal accountants for the fiscal years ended December 31, 2013 and 2012.

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

Our Board discussed and reviewed with the independent auditors all matters required to be discussed by auditing standards generally accepted in the United States of America, including those described in Statement on Auditing Standards No. 61, as amended, "Communication with Audit Committees." Our entire Board, acting in the capacity of the Audit Committee reviewed the audited consolidated financial statements of the Company as of and for the year ended December 31, 2013 with the independent auditors. Management has the responsibility for the preparation of the Company's financial statements and the independent auditors have the responsibility for the examination of those statements. Based on the above-mentioned review and discussions with the independent auditors our  Board of Directors approved the Company's audited consolidated financial statements and recommended that they be included in its Annual Report on Form 10-K for the year ended December 31, 2013, for filing with the Securities and Exchange Commission.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

a)	The following report and consolidated financial statements are filed together with this Annual Report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 2013 and 2012

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS FOR
THE YEARS ENDED DECEMBER 31, 2013 AND DECEMBER 31, 2012 AND THE PERIOD JUNE 2, 2006 (INCEPTION) THROUGH DECEMBER 31, 2013

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY FOR THE
PERIOD JUNE 2, 2006 (INCEPTION) THROUGH DECEMBER 31, 2013

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED
DECEMBER 31, 2013 AND 2012 AND THE PERIOD JUNE 2, 2006 (INCEPTION) THROUGH DECEMBER 31, 2013

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

b)	Index to Exhibits

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certificate of the Chief Executive Officer and Chief Financial Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certificate of Executive Vice-President and Chief Operating Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certificate of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certificate of the Executive Vice-President and Chief Operating Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DNA PRECIOUS METALS, INC.

By: /s/ Tony J. Giuliano	Date: March 26, 2014

Tony J. Giuliano Chief Executive Officer/Chief Financial Officer and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Tony J. Giuliano	Date: March 26, 2014

Tony J. Giuliano, Chief Executive Officer/Chief Financial Officer/Director

By: /s/ James Chandik	Date; March 26, 2014

James Chandik, Executive Vice-President/Chief Operating Officer/Director

By: /s/ Yves Gagnon	Date: March 26, 2014

Yves Gagnon, Vice-President, Operations/Director

DNA PRECIOUS METALS, INC.
 (AN EXPLORATION STAGE COMPANY)
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Financial Statements:
Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets as of December 31, 2013 and December 31, 2012	F-3
Consolidated Statements of Operations and Comprehensive Loss For the Years Ended December 31, 2013 and 2012 and the Period June 2, 2006 (Inception) through December 31, 2013	F-4
Consolidated Statement of Changes in Stockholders’ Equity For the Period June 2, 2006 (Inception) through December 31, 2013	F-5
Consolidated Statements of Cash Flows For the Years Ended December 31, 2013 and 2012 and the Period June 2, 2006 (Inception) through December 31, 2013	F-6
Notes to Consolidated Financial Statements	F-7

Report of Independent Registered Public Accounting Firm

To the Directors of
DNA Precious Metals, Inc.

We have audited the accompanying consolidated balance sheets of DNA Precious Metals, Inc. (the "Company") (an exploration stage company) as of December 31, 2013 and 2012, and the related consolidated statements of operations and comprehensive loss, changes in stockholders' equity and cash flows for the years ended December 31, 2013 and 2012 and period June 2, 2006 (Inception) through December 31, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  We were not engaged to perform an audit of the Company’s internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of DNA Precious Metals, Inc. (an exploration stage company) as of December 31, 2013 and 2012, and the results of its consolidated statements of operations and comprehensive loss, changes in stockholders’ equity, and cash flows for the years ended December 31, 2013 and 2012 and period June 2, 2006 (Inception) through December 31, 2013 in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company is in process of exploration for metals in Canada, and continues to attempt to increase their activity through acquisitions of mining rights. Due to the ongoing exploration, and lack of positive cash flow, the Company has incurred substantial losses. The lack of profitable operations raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in this regard are described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

KBL, LLP

/s/KBL, LLP
New York, NY
March 26, 2014

DNA PRECIOUS METALS, INC.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2013 AND 2012
(in United States dollars)

	DECEMBER 31,	DECEMBER 31,
	2013	2012

ASSETS
CURRENT ASSETS
Cash	$535,934	$598,938
Prepaid deposit	612,431	-
Prepaid expenses	190,514	4,422
Sales tax receivable	35,427	62,436
Total current assets	1,374,306	665,796

Fixed assets, net	1,276,304	1,318,343

Other Asset
Deferred financing fees, net	25,081	-
Mining rights	15,000	15,000
	40,081	15,000

TOTAL ASSETS	$2,690,691	$1,999,139

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$186,729	$141,220
Liability for stock to be issued	-	232,000
Total current liabilities	186,729	373,220

LONG TERM LIABILITIES
Promissory note	-	502,550

TOTAL LIABILITIES	186,729	875,770

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value, 10,000,000 shares authorized
Nil shares issued and outstanding	-	-
Common stock, $0.001 par value, 150,000,000 shares authorized
95,076,000 and 83,024,000 shares issued and outstanding, respectively	95,076	83,024
Additional paid in capital	7,313,888	2,800,976
Deferred compensation	(187,500)	-
Deficits accumulated during the exploration stage	(4,710,522)	(1,773,047)
Accumulated other comprehensive income (loss)	(6,980)	12,416
Total stockholders' equity	2,503,962	1,123,369

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,690,691	$1,999,139

The accompanying notes are an integral part of these consolidated financial statements.

DNA PRECIOUS METALS, INC.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012
AND THE PERIOD JUNE 2, 2006 (INCEPTION)THROUGH DECEMBER 31, 2013
(in United States dollars)

			JUNE 2, 2006
	YEARS ENDED		(INCEPTION)
	DECEMBER 31,		THROUGH
	2013	2012	DECEMBER 31, 2013

REVENUE	$-	$-	$-

COST OF REVENUES	-	-	-

GROSS PROFIT	-	-	-

OPERATING EXPENSES
Exploration costs	88,247	417,274	872,614
Salaries and related expenses	491,710	204,473	1,093,571
Shares and options issued as compensation	1,182,442	-	1,182,442
Professional fees	388,810	169,634	725,548
Rent	40,385	17,186	76,074
Depreciation	9,120	692	9,811
General and administrative	721,453	89,200	833,387
Total operating expenses	2,922,167	898,459	4,793,448

OTHER (INCOME) EXPENSE
Interest expense, net	1,403	6,951	11,453
Loss on conversion of promissory note	125,000	-	125,000
Exploration tax credits	(111,095)	(108,284)	(219,379)
Total other (income) expense	15,308	(101,333)	(82,926)

Net loss before provision for income taxes	(2,937,475)	(797,126)	(4,710,522)

Provision for income taxes	-	-	-

NET LOSS	$(2,937,475)	$(797,126)	$(4,710,522)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	90,057,890	77,488,798	55,656,611

NET LOSS PER SHARE	$(0.03)	$(0.01)	$(0.08)

COMPREHENSIVE LOSS
Net loss	$(2,937,475)	$(797,126)	$(4,710,522)
Currency translation adjustment	(19,396)	8,929	(6,980)
Total comprehensive loss	$(2,956,871)	$(788,197)	$(4,717,502)

The accompanying notes are an integral part of these consolidated financial statements.

DNA PRECIOUS METALS, INC.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE PERIOD JUNE 2, 2006 (INCEPTION) THROUGH DECEMBER 31, 2013
(in United States dollars)

							Deficit
							Accumulated	Accumulated
					Additional		During the	Other
	Preferred Stock		Common Stock		Paid-In	Deferred	Development	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Compensation	Stage	Income (Loss)	Total

Balance - June 2, 2006	-	$-	-	$-	$-	$-	$-	$-	$-

Common shares issued to founder	-	-	40,000,000	40,000	-	-	-	-	40,000

Net loss for the period	-	-	-	-	-	-	(40,000)	-	(40,000)

Balance - December 31, 2006	-	-	40,000,000	40,000	-	-	(40,000)	-	-

Net loss for the period	-	-	-	-	-	-	-	-	-

Balance - December 31, 2007	-	-	40,000,000	40,000	-	-	(40,000)	-	-

Net loss for the period	-	-	-	-	-	-	-	-	-

Balance - December 31, 2008	-	-	40,000,000	40,000	-	-	(40,000)	-	-

Net loss for the period	-	-	-	-	-	-	-	-	-

Balance - December 31, 2009	-	-	40,000,000	40,000	-	-	(40,000)	-	-

Common shares issued for cash	-	-	20,000,000	20,000	40,000	-	-	-	60,000

Net loss for the period	-	-	-	-	-	-	(17,531)	172	(17,359)

Balance - December 31, 2010	-	-	60,000,000	60,000	40,000	-	(57,531)	172	42,641

Shares issued for acquisition of mining rights	-	-	5,000,000	5,000	10,000	-	-	-	15,000
Shares issued to board members	-	-	5,000,000	5,000	10,000	-	-	-	15,000
Shares issued for interest on promissory note	-	-	1,000,000	1,000	2,000	-	-	-	3,000
Shares issued in private placement	-	-	3,350,000	3,350	666,650	-	-	-	670,000
Shares issued under employment agreement	-	-	1,500,000	1,500	298,500	-	-	-	300,000
Shares issued to engineer per agreement	-	-	250,000	250	49,750	-	-	-	50,000
Net loss for the period	-	-	-	-	-	-	(918,390)	3,315	(915,075)

Balance - December 31, 2011	-	-	76,100,000	76,100	1,076,900	-	(975,921)	3,487	180,566

Shares issued through S-1 registration statement	-	-	6,924,000	6,924	1,724,076	-	-	-	1,731,000

Net loss for the period	-	-	-	-	-	-	(797,126)	8,929	(788,197)

Balance - December 31, 2012	-	-	83,024,000	83,024	2,800,976	-	(1,773,047)	12,416	1,123,369

Shares issued through S-1 registration statement	-	-	1,576,000	1,576	392,424	-	-	-	394,000
Shares issued through S-1 registration statement									-
in settlement of liability for stock to be issued	-	-	928,000	928	231,072	-	-	-	232,000
Shares issued on conversion of promissory note	-	-	2,500,000	2,500	625,050	-	-	-	627,550
Shares issued pursuant to employment contracts	-	-	5,000,000	5,000	1,245,000	(187,500)	-	-	1,062,500
Cancellation of shares previously issued	-	-	(1,500,000)	(1,500)	1,500	-	-	-	-
Shares issued pursuant to services	-	-	900,000	900	350,000	-	-	-	350,900
Cancellation of shares previously issued	-	-	(1,700,000)	(1,700)	1,700	-	-	-	-
Shares issued pursuant to an asset purchase	-	-	1,090,000	1,090	515,770	-	-	-	516,860
Shares issued in private placement	-	-	3,208,000	3,208	992,573	-	-	-	995,781
Stock options exercised	-	-	50,000	50	12,450	-	-	-	12,500
Warrants issued for deferred financing fees	-	-	-	-	25,431	-	-	-	25,431
Stock-based compensation	-	-	-	-	119,942	-	-	-	119,942
Net loss for the period	-	-	-	-	-	-	(2,937,475)	(19,396)	(2,956,871)

Balance - December 31, 2013	-	$-	95,076,000	$95,076	$7,313,888	$(187,500)	$(4,710,522)	$(6,980)	$2,503,962

The accompanying notes are an integral part of these consolidated financial statements.

DNA PRECIOUS METALS, INC.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOW
FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012
AND THE PERIOD JUNE 2, 2006 (INCEPTION)THROUGH DECEMBER 31, 2013
(in United States dollars)

			JUNE 2, 2006
	YEARS ENDED		(INCEPTION)
	DECEMBER 31,		THROUGH
	2013	2012	DECEMBER 31, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss for the period	$(2,937,475)	$(797,126)	$(4,710,522)

Adjustments to reconcile net (loss)
to net cash (used in) operating activities:
Depreciation and amortization	9,120	692	9,812
Shares and options issued for compensation	1,182,442	-	1,182,442
Loss on conversion of promissory note	125,000		125,000
Common shares issued for services	350,900	-	758,900

Change in assets and liabilities
(Increase) decrease in prepaid expenses and deposits	(196,586)	7,753	(208,141)
(Increase) decrease in sales tax receivable	23,724	(55,119)	(38,712)
Increase in accounts payable and accrued expenses	96,505	23,771	168,235
Total adjustments	1,591,105	(22,903)	1,997,536
Net cash (used in) operating activities	(1,346,370)	(820,029)	(2,712,986)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of fixed assets	(68,684)	(1,110,128)	(1,285,766)
Acquisition of mining rights	-	-	(15,000)
Net cash (used in) investing activities	(68,684)	(1,110,128)	(1,300,766)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds received from promissory note	-	-	491,650
Cash received for common stock and liability for stock to be issued	1,345,874	1,963,000	4,038,874
Net cash provided by financing activities	1,345,874	1,963,000	4,530,524

Effect of foreign currency	6,176	9,421	19,162

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(63,004)	42,264	535,934

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	598,938	556,674	-

CASH AND CASH EQUIVALENTS - END OF PERIOD	$535,934	$598,938	$535,934

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	1,403	6,951	11,453
Income taxes	-	-	-

SUPPLEMENTAL NON-CASH ACTIVITY:
Common stock issued for prepaid deposit	516,860	-	531,860
Conversion of promissory note to common stock	627,550	-	627,550
Deferred compensation for common stock	1,062,500	-	1,062,500
Deferred financing fees through the issuance of warrants	25,431	-	25,431

The accompanying notes are an integral part of these consolidated financial statements.

DNA PRECIOUS METALS, INC.
 (An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013 AND 2012

NOTE 1-	ORGANIZATION AND BASIS OF PRESENTATION

On June 2, 2006, Celtic Capital, Inc. was incorporated in the State of Nevada. On October 20, 2008, Celtic Capital, Inc. changed its name to Entertainment Educational Arts Inc. On May 12, 2010, the Company changed its name to DNA Precious Metals, Inc. (the “Company”). On October 29, 2010, the Company formed DNA Canada Inc., a Canadian (Province of Quebec) incorporated company, as a wholly-owned subsidiary. The Company will operate all of its exploration operations through this Canadian entity.

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

The Company acquired certain mining claims on June 9, 2011 located in the Montauban and Chavigny townships near Grondines-West in the Portneuf County of Quebec, Canada (“Montauban Mine Property” or “Property”).  The transaction is shown as an asset, Mineral rights, on the consolidated balance sheet at December 31, 2013 and 2012.

On October 30, 2013 and November 27, 2013, the Company entered into binding agreements for the asset acquisitions of an undivided one hundred percent (100%) interest in certain mineral claims and mining assets located in the Province of Quebec’s Montauban and Chavigny townships near Grondines West, in the county of Portneuf, specifically Mining Lease BM 748 and Mining Concession Miniere CM 410. The purchase price was CDN$75,000 together with the issuance of 1,050,000 common shares of the Company. The common shares for the acquisition were valued at their fair market value on the day they were issued which totaled $496,860.  In connection with the asset purchase, the Company also issued 40,000 shares of common stock to a former supplier of the vendor for mining related information of the assets purchased valued at $20,000 along with cash consideration of CDN$20,000.  The transaction has not closed as of the date of these consolidated financial statements and, as such, the amounts expended have been included as a prepaid deposit on the consolidated balance sheet at December 31, 2013. The Company is awaiting confirmation of the contemplated transaction from a bankruptcy court in Montreal, Quebec overviewing the financial restructuring of the vendor. A bankruptcy court date to approve the contemplated transaction is expected to occur in April  2014 (see Note 11, Subsequent Events).

Going Concern

The consolidated financial statements have been prepared on a going concern basis. The going concern basis of presentation assumes that the Company will continue in operation for the foreseeable future and be able to realize its assets and discharge its liabilities and commitments in the normal course of business. The Company has not generated revenues since inception and has generated losses totaling $2,937,475 and $797,126 for the years ended December 31, 2013 and 2012, respectively, and losses of $4,710,522 since the Company’s inception on June 2, 2006.

DNA PRECIOUS METALS, INC.
 (An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013 AND 2012

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

The Company raised $523,564 (CDN$552,000) from the sale of 2,208,000 shares of common stock in August, September and October 2013 and $472,217 (CDN$500,000) from flow-through financing through the issuance of 1,000,000 shares of common stock and 500,000 warrants in December 2013. From September 2012 to January 2013, the Company raised $2,357,000 of capital through the subscription of 9,428,000 shares in an S-1 registration statement. The Company also raised, from June to December 2011, $670,000 of capital through the subscription of 3,350,000 private placement shares. The funds raised from the private and public offerings were used to further the Company’s business plan while the most recent public raise was used for the construction of a processing mill and build-out of the infrastructure.

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
DECEMBER 31, 2013 AND 2012

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

On September 14, 2012, the Company received a Certificate of Authorization, from the Quebec Provincial Government, with respect to operating a gravitimetric circuit to process the mining residues, or tailings, located on the Montauban Mine Property. On March 13, 2014, the Company received another Certificate of Authorization, also from the Quebec Provincial Government, with respect to operating a cyanization circuit to process the mining residues located on the Montauban Mine Property. Previously, on February 28, 2014, the Company received approval, from the Quebec Provincial Government, for the Restoration Plan on the Montauban Mine Property which will be implemented subsequent to the Company’s processing of the mining residues (tailings) on the site (see Note 11, Subsequent Events).   The two (2) Certificates of Authorization issued to the Company will allow for the construction and installation of equipment facilities to recuperate mica (muscovite) and precious metals (gold and silver) from the mining residues (tailings) located on the Montauban Mine Property.

Consequently, the primary objective will be to recuperate the mica and precious metals (gold and silver) from the mining residues. The recuperation of the precious metals from the mining residues will be less expensive than traditional mining operations primarily because the mining residues have already been crushed and grinded by prior mining companies.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Estimates include but are not limited to stock-based compensation and tax valuation allowances.

DNA PRECIOUS METALS, INC.
 (An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013 AND 2012

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, DNA Canada Inc. All intercompany transactions and accounts have been eliminated on consolidation.

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

Stock Options-Based Compensation

The Company estimates the fair value of stock options-based payment awards made to officers and directors related to the Company’s stock incentive plan, on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as an expense ratably over the requisite service periods. The Company uses the Black-Scholes option pricing model to determine the fair value of the stock-based compensation that it grants to officers and directors. The Company is required to make certain assumptions in connection with this determination, the most important of which involves the calculation of volatility with respect to the price of its common stock. The computation of volatility is intended to produce a volatility value that is representative of the Company’s expectations about the future volatility of the price of its common stock over an expected term. The Company used an estimate of its future share price to determine volatility and cannot predict how the price of its common shares of common stock will react on the open market in the future. Shares of the Company commenced trading on August 22, 2013. As a result, the volatility value that the Company calculated may differ from the future volatility of the price of its shares of common stock.

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
DECEMBER 31, 2013 AND 2012

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

Exploration Tax Credits

The Company is entitled to certain exploration tax credits for the exploration expenditures they have incurred from the Canadian federal government and the government of the Province of Quebec. Some of the tax credits available from the Province of Quebec are in the form of cash. Qualifying expenditures include exploration costs and salaries to conduct the activities of the Company. During the year ended December 31, 2012, the Company received $108,284 in tax credits for qualifying expenditures. During the year ended December 31, 2013, the Company received $111,095 in tax credits for qualifying expenditures. The Company’s policy is to record the tax credits when received rather than when applied for. Research tax credits must be reviewed and approved by the appropriate tax authorities when applied and it is possible that the amounts granted may differ from the amounts applied for.

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
DECEMBER 31, 2013 AND 2012

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

The Company accounts for income taxes pursuant to the provision of ASC 740-10, “Accounting for Income Taxes”  (“ASC 740-10”) which requires, among other things, an asset and liability approach to calculating deferred income taxes. The asset and liability approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. A valuation allowance is provided to offset any net deferred tax assets for which management believes it is more likely than not that the net deferred asset will not be realized.

The Company follows the provision of ASC 740-10 related to Accounting for Uncertain Income Tax Position. When tax returns are filed, there may be uncertainty about the merits of positions taken or the amount of the position that would be ultimately sustained. In accordance with the guidance of ASC 740-10, the benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions.

DNA PRECIOUS METALS, INC.
 (An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013 AND 2012

Tax positions that meet the more likely than not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above should be reflected as a liability for uncertain tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination. The Company believes its tax positions are all highly certain of being upheld upon examination. As such, the Company has not recorded a liability for uncertain tax benefits.

The Company has adopted ASC 740-10-25, “Definition of Settlement”, which provides guidance on how an entity should determine whether a tax position is effectively settled for the purposes of recognizing previously unrecognized tax benefits and provides that a tax position can be effectively settled upon the completion and examination by a taxing authority without being legally extinguished. For tax positions considered effectively settled, an entity would recognize the full amount of tax benefit, even if the tax position is not considered more likely than not to be sustained based solely on the basis of its technical merits and the statute of limitations remains open. The federal and state income tax returns of the Company are subject to examination by the IRS and state taxing authorities generally for three years after they were filed.

DNA PRECIOUS METALS, INC.
 (An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013 AND 2012

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

The following is a reconciliation of the computation for basic and diluted EPS:

DNA PRECIOUS METALS, INC.
 (An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013 AND 2012

			June 2, 2006
			(Inception)
	Year Ended		Through
	December 31,	December 31,	December 31,
	2013	2012	2013

Net loss	$(2,937,475)	$(797,126)	$(4,710,522)

Weighted-average common shares
outstanding (Basic)	90,057,890	77,488,798	55,656,611

Weighted-average common shares
Equivalent
Stock options	1,283,000	-	1,283,000
Warrants	600,000	-	600,000

Weighted-average common shares
outstanding (Diluted)	91,940,890	77,488,798	57,539,611

DNA PRECIOUS METALS, INC.
 (An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013 AND 2012

Recent Issued Accounting Standards

During July 2013, the FASB issued an Accounting Standards Update No. 2013-11, “Income Taxes (Topic 740) - Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU 2013-11”)”.  The objective of ASU 2013-11 is to clarify the financial presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists.  The assessment of whether a deferred tax asset is available is based on the unrecognized tax benefit and deferred tax asset that exist at the reporting date and should be made presuming disallowance of the tax position at the reporting date. ASU 2013-11 is effective for fiscal years, and interim periods within those years beginning after December 15, 2013.  The Company does not expect that the adoption of ASU 2013-11 will have a significant impact on the presentation of its financial statements.

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
DECEMBER 31, 2013 AND 2012

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
DECEMBER 31, 2013 AND 2012

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

•
2,500,000 shares of common stock on March 4, 2013 pursuant to an executed agreement with 754 2542 Canada Inc. to convert all amounts owing them, CDN$500,000 face value of the promissory note at $0.20 per share. The original promissory note executed between the parties was dated May 13, 2011. This exchange resulted in a loss on conversion of $125,000 and this is reflected in the consolidated statements of operations and comprehensive loss for the year ended December 31, 2013.

•
5,000,000 shares of common stock on March 15, 2013 to new Officers of the Company, pursuant to employment agreements, for value at $0.25 per share representing a total compensation expense of $1,250,000. 2,000,000 shares, valued at $500,000, vest immediately and 3,000,000 shares, valued at $750,000, vest quarterly over one year and are reflected as deferred compensation. As of December 31, 2013, $187,500 is reflected as deferred compensation on the consolidated balance sheet.

•	1,500,000 shares of common stock were cancelled on March 28, 2013.

•	200,000 shares of common stock pursuant to legal services rendered and 200,000 shares of common stock for investor relations valued at $126,000.

•	1,700,000 shares of common stock were cancelled on June 11, 2013.

•
2,208,000 shares of common stock from August 30, 2013 through October 16, 2013 for cash consideration of $523,564 (CDN$552,000) under a private placement. The Company issued the private placement at $0.25 per share.

DNA PRECIOUS METALS, INC.
 (An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013 AND 2012

•
On October 30, 2013 and November 27, 2013, the Company entered into binding agreements for the asset acquisitions of an undivided one hundred percent (100%) interest in certain mineral claims and mining assets located in the Province of Quebec’s Montauban and Chavigny townships near Grondines West, in the county of Portneuf, specifically Mining Lease BM 748 and Mining Concession CM 410. The purchase price was CDN$75,000 together with the issuance of 1,050,000 common shares of the Company. The common shares for the acquisition were valued at their fair market value on the day they were issued which totaled $496,860. The transaction has not closed as of the date of these consolidated financial statements (see Note 11, Subsequent Events).

In connection with the asset purchase, the Company also issued 40,000 shares of common stock to a former supplier of the vendor for mining related information of the assets purchased valued at $20,000 along with cash consideration of CDN$20,000.

•	On November 26, 2013, the Company issued 500,000 common stock shares for investor relations. The common shares were valued at $224,900 representing their fair value on November 26, 2013.

•	50,000 shares of common stock on December 9, 2013 upon the exercise of 50,000 stock options by a Director of the Company, at an exercise price of $0.25, for total proceeds of $12,500.

•
On December 23, 2013, the Company closed a flow-through financing transaction for $472,217 (CDN$500,000) from investors in exchange for 1,000,000 common stock shares and 500,000 warrants.  The warrants are exercisable at $0.75 and expire in 2 years. Under Canadian law, the Company also paid finders’ fees of $50,000 in cash and 100,000 warrants that are exercisable at $0.50 and expire in 2 years. The flow-through financing requires the Company to spend substantially all of the funds raised on specific mining exploration activities.

As of December 31, 2013, the Company has 95,076,000 shares of common stock issued and outstanding.

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

The following table summarizes information about the Company’s stock options:

DNA PRECIOUS METALS, INC.
 (An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013 AND 2012

	December 31, 2013		December 31, 2012
		Weigthed		Weigthed
		average		average
	Number of	exercise	Number of	exercise
	options	price	options	price

Options outstanding, beginning of period	-	$-	-	$-
Granted	1,333,000	0.25	-	-
Exercised	(50,000)	(0.25)	-	-
Expired	-	-	-	-

	1,283,000	0.25	-	-

The following table summarizes the ranges of exercise prices of outstanding and exercisable options held by officers and directors as of December 31, 2013:

	December 31, 2013			December 31, 2013
	Options Outstanding			Options Exercisable
		Weigthed	Weigthed		Weigthed	Weigthed
		average	average		average	average
	Number of	remaining	exercise	Number of	remaining	exercise
	options	life (years)	price	options	life (years)	price

$ 0.25	1,283,000	7.63	$0.25	449,750	7.63	$0.25

The fair value of the stock options granted during the year ended December 31, 2013 amounted to $239,930 and was determined using the Black-Scholes option–pricing model using the following weighted-average assumptions:

Risk-free interest rate	.32%
Dividend yield	-
Volatility	152.5%
Expected life in years	2 years
Exercise price	$0.25

Stock options-based compensation expense included in the consolidated statements of operations and comprehensive loss for the year ended December 31, 2013 and 2012 was $119,942 and nil, respectively.

DNA PRECIOUS METALS, INC.
 (An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013 AND 2012
Warrants

The following table summarizes the Company’s share warrants outstanding as of December 31, 2013:

	December 31, 2013			December 31, 2012
		Weighted	Weigthed		Weighted	Weigthed
		average	average		average	average
	Number of	remaining	exercise	Number of	remaining	exercise
	warrants	life (years)	price	warrants	life (years)	price

Warrants outstanding, beginning of period	-	-	$-	-	-	$-
Granted	600,000	2.0	0.71	-	-	-
Exercised	-	-		-	-
Expired	-	-	-	-	-	-

Warrants outstanding, end of period	600,000	2.0	$0.71	-	-	$-

The following table summarizes the ranges of exercise prices of outstanding warrants as of December 31, 2013:

	December 31, 2013
	Warrants Outstanding
		Weighted	Weigthed
		average	average
	Number of	remaining	exercise
	options	life (years)	price

$0.50	100,000	2.0	$0.50
$0.75	500,000	2.0	0.75

	600,000	2.0	$0.71

DNA PRECIOUS METALS, INC.
 (An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013 AND 2012

NOTE 4-	FIXED ASSETS

Fixed assets consist of the following as of December 31, 2013 and 2012:

	Estimated
	Useful Lives	December 31,	December 31,
	(Years)	2013	2012
Building	15	$1,089,415	$1,154,284
Land		108,974	93,953
Computers	5	4,424	2,556
Office Equipment	5	14,711	-
Mill Equipment	5	43,115	43,115
Vehicle	5	25,127	25,127
Subtotal		1,285,766	1,319,035
Less: accumulated depreciation		(9,462)	(692)
Fixed assets, net		$1,276,304	$1,318,343

As of December 31, 2013, only the computers, office equipment and vehicle have been placed into service. Depreciation for the years ended December 31, 2013 and 2012 was $8,770 and $692, respectively.

NOTE 5-	DEFERRED FINANCING FEES

Deferred finance fees result from the issuance of share warrants as finders’ fees in connection with flow-through financing completed on December 23, 2013 and described in Note 3. The fair value of the warrants amounted to $25,431 and was determined using the Black-Scholes option–pricing model. The deferred financing fees are being amortized over the life of the warrants which is 2 years. Amortization of deferred financing fees for the year ended December 31, 2013 was $350.

NOTE 6-	PROVISION FOR INCOME TAXES

As of December 31, 2013, there is no provision for income taxes, current or deferred.

Net operating losses	$1,724,469
Temporary and permanent tax differences	(318,070)
Valuation allowance	(1,406,399)
$-

At December 31, 2013, the Company had a net operating loss carry forward in the amount of $3,775,022, available to offset future taxable income through 2033. The Company has established a valuation allowance equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

DNA PRECIOUS METALS, INC.
 (An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013 AND 2012

A reconciliation of the Company’s effective tax rate as a percentage of income before taxes and the federal statutory rate for year ended December 31, 2013 is summarized below:

	Canadian	U.S.
Federal rate	12.6%	34.0%
State rate	-	0.0
Provincial rate	10.0	-
Mining duties	16.0	-
	38.6	34.0
Valuation allowance	(38.6)	(34.0)
	0.0%	0.0%

NOTE 7-	PROMISSORY NOTE

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

On March 4, 2013, 754 2542 Canada Inc. executed an agreement with the Company whereby 754 2542 Canada Inc. agreed to accept 2,500,000 shares of common stock in satisfaction of all amounts due and owing 754 2542 Canada Inc. pursuant to the promissory note executed between the parties on May 13, 2011. As a result, the promissory note has been converted, and the Company recorded a loss on conversion of this note of $125,000 in the consolidated statement of operations.

On August 3, 2012, the Company entered into a promissory note with a non-related individual in the amount of CDN$200,000 maturing on November 16, 2014. The note bears interest at 12% per annum. The lender retained the first $7,000 for interest at closing thereby funding the Company net proceeds of $193,000. The note was repaid in full on November 30, 2012.

DNA PRECIOUS METALS, INC.
 (An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013 AND 2012

NOTE 8-	COMMITMENTS

The Company had the following financial commitments, represented by rental lease agreements, as of December 31, 2013:

Year ending December 31,

2014	35,792
2015	22,565
2016	22,565
2017	22,565
2018	22,565
$126,052

Rent expense under the lease agreements for the years ended December 31, 2013 and 2012 were $40,385 and $17,186, respectively.

NOTE 9-	FAIR VALUE MEASUREMENTS

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

The following table represents the fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2013:

	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$535,934	-	-	$535,934

NOTE 10-	RECLASSIFICATIONS

Certain comparative figures have been reclassified to conform to the current presentation. The Company reclassified the consolidated balance sheet as at December 31, 2012 to show separately sales tax receivable on the consolidated balance sheet. The reclassification had no effect on the net loss or stockholders’ deficit for the year ended December 31, 2012.

DNA PRECIOUS METALS, INC.
 (An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013 AND 2012

NOTE 11-	SUBSEQUENT EVENTS

On October 30, 2013 and November 27, 2013, the Company entered into binding agreements for the asset acquisitions of an undivided one hundred percent (100%) interest in certain mineral claims and mining assets located in the Province of Quebec’s Montauban and Chavigny townships near Grondines West, in the county of Portneuf, specifically Mining Lease BM 748 and Mining Concession CM 410. The purchase price was CDN$75,000 together with the issuance of 1,050,000 common shares of the Company. The common shares for the acquisition were valued at their fair market value on the day they were issued which totaled $496,860. The transaction has not closed as of the date of these consolidated financial statements and, as such, the amounts expended have been included as a prepaid deposit on the consolidated balance sheet at December 31, 2013. The Company is awaiting confirmation of the contemplated transaction from a bankruptcy court in Montreal, Quebec overviewing the financial restructuring of the vendor. A bankruptcy court date to approve the contemplated transaction is expected to occur in April 2014.

On January 10, 2014, the Company entered into an asset purchase agreement for an undivided one hundred percent (100%) interest in certain mineral claims located in the Province of Quebec’s Montauban and Chavigny townships near Grondines West, in the county of Portneuf, including claims, rights, concessions and leases. The purchase price was CDN$70,000, 1,000,000 common shares of the Company and a one percent (1%) net smelter return (“NSR”). The Company paid CDN$10,000 upon the signing of the asset purchase agreement with the cash balance due, along with the common shares, upon the closing of the asset purchase agreement and transfer of the mineral claims in the name of the Company. The transfer of the mineral claims was completed in February 2014 whereby the remaining cash balance due and the common shares were released to the vendor. The common shares for the acquisition will be valued at their fair market value on the day they were issued which totaled $340,000.

On February 19, 2014, Ronald K. Mann, the Company’s Chief Executive Officer and President, resigned his position. In connection with the departure, 1,500,000 common shares that he received as compensation were returned to the Company.

On March 4, 2014, 50,000 stock options were exercised at $0.25 resulting in the issuance of 50,000 common shares and proceeds of $12,500. The $0.25 exercise price was in accordance with the Company’s Stock Incentive Plan.

On March 13, 2014, the Company received another Certificate of Authorization, from the Quebec Provincial Government, with respect to operating a cyanization circuit to process the mining residues located on the Montauban Mine Property. Previously, on February 28, 2014, the Company received approval, from the Quebec Provincial Government, for the Restoration Plan on the Montauban Mine Property which will be implemented subsequent to the Company’s processing of the mining residues (tailings) on the site.

DNA PRECIOUS METALS, INC.
 (An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013 AND 2012

On March 17, 2014, the Company increased the authorized amount of common stock from 150,000,000 common shares to 500,000,000 common shares. There were no changes to the authorized amount of preferred stock.