Form 10-Q
period 2014-03-31
DNA PRECIOUS METALS INC.
filed 2014-05-13
CIK 1506503

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

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
☐ Yes                                ☒ No

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

☐ Yes                                ☐ No

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:  94,626,000 of common stock, $0.001 par value, as of March 31, 2014.

DNA Precious Metals, Inc.
(An Exploration Stage Company)

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION	Page
Item 1 – Condensed Consolidated Financial Statements (Unaudited)	5
Condensed Consolidated Balance Sheets as of March 31, 2014 (Unaudited) and December 31, 2013	6
Condensed Consolidated Statements of Operations and Comprehensive Loss for the three months ended March 31, 2014 and 2013 and the period June 2, 2006 (Inception) through March 31, 2014 (Unaudited)	7
Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and 2013 and the period June 2, 2006 (Inception) through March 31, 2014 (Unaudited)	8
Notes to Condensed Consolidated Financial Statements (Unaudited)	9
Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations	25
Item 3 – Quantitative and Qualitative Disclosure About Market Risk	45
Item 4 - Controls and Procedures	45

PART II - OTHER INFORMATION
Item 1 - Legal Proceedings	46
Item 1A – Risk Factors	46
Item 1B – Unresolved Staff Comments	46
Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds	46
Item 3 – Defaults Upon Senior Securities	48
Item 4 – Mine Safety Disclosures	48
Item 5 – Corporate Officers	48
Item 6 – Market for Registrant’s Common Equity, Related Stockholder Matters And Issuer Purchase of Equity Securities	49

The condensed consolidated financial statements are unaudited. However, management of registrant believes that all necessary adjustments, including normal recurring adjustments, have been reflected to present fairly the financial position of registrant as at March 31, 2014 and the results of its operations for the three months ended March 31, 2014 and 2013 and changes in its cash position for the three months ended March 31, 2014 and 2013 and for the period from inception (June 2, 2006) through March 31, 2014.

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

DNA PRECIOUS METALS, INC.
 (AN EXPLORATION STAGE COMPANY)
INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

PART 1I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

Condensed Consolidated Financial Statements:

Condensed Consolidated Balance Sheets as of March 31, 2014 (Unaudited) and December 31, 2013	6

Condensed Consolidated Statements of Operations and Comprehensive Loss For the Three Months Ended March 31, 2014 and 2013 and the Period June 2, 2006 (Inception) through March 31, 2014 (Unaudited)	7

Condensed Consolidated Statements of Cash Flows For the Three Months Ended March 31, 2014 and 2013 and the Period June 2, 2006 (Inception) through March 31, 2014 (Unaudited)	8

Notes to Condensed Consolidated Financial Statements (Unaudited)	9

(AN EXPLORATION STAGE COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEETS
MARCH 31, 2014 AND DECEMBER 31, 2013
(in United States dollars)

	(Unaudited)
	MARCH 31,	DECEMBER 31,
	2014	2013

ASSETS
CURRENT ASSETS
Cash	$57,801	$535,934
Prepaid deposit	-	612,431
Prepaid expenses	159,725	190,514
Sales tax receivable	58,023	35,427
Total current assets	275,549	1,374,306

Fixed assets, net	1,276,704	1,276,304

Other Asset
Deferred financing fees, net	21,902	25,081
Mining rights	1,031,271	15,000
	1,053,173	40,081

TOTAL ASSETS	$2,605,426	$2,690,691

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$143,518	$186,729
Total current liabilities	143,518	186,729

TOTAL LIABILITIES	143,518	186,729

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value, 10,000,000 shares authorized
Nil shares issued and outstanding	-	-
Common stock, $0.001 par value, 500,000,000 shares authorized
94,626,000 and 95,076,000 shares issued and outstanding, respectively	94,626	95,076
Additional paid in capital	7,696,829	7,313,888
Deferred compensation	-	(187,500)
Deficits accumulated during the exploration stage	(5,306,618)	(4,710,522)
Accumulated other comprehensive income (loss)	(22,929)	(6,980)
Total stockholders' equity	2,461,908	2,503,962

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,605,426	$2,690,691

The accompanying notes are an integral part of these condensed consolidated financial statements.

DNA PRECIOUS METALS, INC.
(AN EXPLORATION STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013
AND THE PERIOD JUNE 2, 2006 (INCEPTION)THROUGH MARCH 31, 2014
(in United States dollars)
(Unaudited)

			JUNE 2, 2006
	THREE MONTHS ENDED		(INCEPTION)
	MARCH 31,		THROUGH
	2014	2013	MARCH 31, 2014

REVENUE	$-	$-	$-

COST OF REVENUES	-	-	-

GROSS PROFIT	-	-	-

OPERATING EXPENSES
Exploration costs	112,682	27,583	985,296
Salaries and related expenses	87,863	110,778	1,181,434
Shares and options issued as compensation	217,491	500,000	1,399,933
Professional fees	47,316	83,063	772,864
Rent	9,329	5,151	85,403
Depreciation and amortization	6,835	1,392	16,647
General and administrative	113,873	32,072	947,260
Total operating expenses	595,389	760,039	5,388,837

OTHER (INCOME) EXPENSE
Interest expense, net	707	(198)	12,160
Loss on conversion of promissory note	-	125,000	125,000
Exploration tax credits	-	-	(219,379)
Total other (income) expense	707	124,802	(82,219)

Net loss before provision for income taxes	(596,096)	(884,841)	(5,306,618)

Provision for income taxes	-	-	-

NET LOSS	$(596,096)	$(884,841)	$(5,306,618)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	95,358,222	85,698,044	58,662,650

NET LOSS PER SHARE	$(0.01)	$(0.01)	$(0.09)

COMPREHENSIVE LOSS
Net loss	$(596,096)	$(884,841)	$(5,306,618)
Currency translation adjustment	(15,949)	(1,832)	(22,929)
Total comprehensive loss	$(612,045)	$(886,673)	$(5,329,547)

The accompanying notes are an integral part of these condensed consolidated financial statements.

DNA PRECIOUS METALS, INC.
(AN EXPLORATION STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013
AND THE PERIOD JUNE 2, 2006 (INCEPTION)THROUGH MARCH 31, 2014
(in United States dollars)
(Unaudited)

			JUNE 2, 2006
	THREE MONTHS ENDED		(INCEPTION)
	MARCH 31,		THROUGH
	2014	2013	MARCH 31, 2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss for the period	$(596,096)	$(884,841)	$(5,306,618)

Adjustments to reconcile net (loss)
to net cash (used in) operating activities:
Depreciation and amortization	6,835	1,392	16,647
Shares and options issued for compensation	217,491	500,000	1,399,933
Loss on conversion of promissory note	-	125,000	125,000
Common shares issued for services	-	-	758,900

Change in assets and liabilities
(Increase) decrease in prepaid expenses and deposits	30,565	(39)	(177,576)
(Increase) decrease in sales tax receivable	(21,283)	53,182	(59,995)
Increase in accounts payable and accrued expenses	(47,746)	162,736	120,489
Total adjustments	185,862	842,271	2,183,398
Net cash (used in) operating activities	(410,234)	(42,570)	(3,123,220)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of fixed assets	(2,613)	(317,666)	(1,288,379)
Acquisition of mining rights	(63,840)	-	(78,840)
Net cash (used in) investing activities	(66,453)	(317,666)	(1,367,219)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds received from promissory note	-	-	491,650
Cash received for common stock and liability for stock to be issued	12,500	394,000	4,051,374
Net cash provided by financing activities	12,500	394,000	4,543,024

Effect of foreign currency	(13,946)	(2,738)	5,216

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(478,133)	31,026	57,801

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	535,934	598,938	-

CASH AND CASH EQUIVALENTS - END OF PERIOD	$57,801	$629,964	$57,801

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	707	(198)	12,160
Income taxes	-	-	-

SUPPLEMENTAL NON-CASH ACTIVITY:
Common stock issued for mining rights	340,000	-	871,860
Conversion of promissory note to common stock	-	627,550	627,550
Deferred compensation for common stock	187,500	750,000	1,250,000
Deferred financing fees through the issuance of warrants	-	-	25,431

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTE 1-	ORGANIZATION AND BASIS OF PRESENTATION

The unaudited consolidated financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the December 31, 2013 audited financial statements and the accompanying notes thereto. While management believes the procedures followed in preparing these condensed consolidated financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year.

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

Going Concern

The consolidated financial statements have been prepared on a going concern basis. The going concern basis of presentation assumes that the Company will continue in operation for the foreseeable future and be able to realize its assets and discharge its liabilities and commitments in the normal course of business. The Company has not generated revenues since inception and has generated losses totaling $596,096 and $884,841 for the three months ended March 31, 2014 and 2013, respectively, and losses of $5,306,618 since the Company’s inception on June 2, 2006.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Estimates include but are not limited to stock-based compensation and tax valuation allowances.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, DNA Canada Inc. All intercompany transactions and accounts have been eliminated in consolidation.

Currency Translation

The Company’s functional currency is the Canadian dollar and its reporting currency is the United States dollar. Transactions denominated in the functional currency are converted into United States dollars using the exchange rate in effect at the date of the transaction or the average rate for the period in the case of revenue and expense transactions. Monetary assets and liabilities are re-valued into the reporting currency at each balance sheet date using the exchange rate in effect at the balance sheet date, with any resulting exchange gains or losses being credited or charged to accumulated other comprehensive income (loss). Non-monetary assets and liabilities are recorded in the reporting currency using the exchange rate in effect at the date of the transaction and are not revalued for subsequent changes in exchange rates.

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

Exploration Tax Credits

The Company is entitled to certain exploration tax credits for the exploration expenditures they have incurred from the Canadian federal government and the government of the Province of Quebec. Some of the tax credits available from the Province of Quebec are in the form of cash. Qualifying expenditures include exploration costs and salaries to conduct the activities of the Company. During the year ended December 31, 2012, the Company received $108,284 in tax credits for qualifying expenditures. During the year ended December 31, 2013, the Company received $111,095 in tax credits for qualifying expenditures. During the three months ended March 31, 2014, the Company received no tax credits for qualifying expenditures. The Company’s policy is to record the tax credits when received rather than when applied for. Research tax credits must be reviewed and approved by the appropriate tax authorities when applied and it is possible that the amounts granted may differ from the amounts applied for.

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

The following is a reconciliation of the computation for basic and diluted EPS:

			June 2, 2006
			(Inception)
	Three Months Ended		Through
	March 31,	March 31,	March 31,
	2014	2013	2014

Net loss	$(596,096)	$(884,841)	$(5,306,618)

Weighted-average common shares
outstanding (Basic)	95,358,222	85,698,044	58,662,650

Weighted-average common shares
Equivalent
Stock options	733,000	-	733,000
Warrants	600,000	-	600,000

Weighted-average common shares
outstanding (Diluted)	96,691,222	85,698,044	59,995,650

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

NOTE 3-	MINING RIGHTS

The Company acquired ten (10) mining claims, which became fifteen (15) mining claims under new government regulations, on June 9, 2011 through the issuance of 5,000,000 common shares with a valuation of $15,000. The mining claims are located in the Montauban and Chavigny townships near Grondines-West in the Portneuf County of Quebec, Canada (“Montauban Mine Property” or “Property”).

On October 30, 2013 and November 27, 2013, the Company entered into binding agreements for the asset acquisitions of an undivided one hundred percent (100%) interest in certain mineral claims and mining assets located in the Province of Quebec’s Montauban and Chavigny townships near Grondines West, in the county of Portneuf, specifically Mining Lease BM 748 and Mining Concession Miniere CM 410. The purchase price was CDN$75,000 together with the issuance of 1,050,000 common shares of the Company. The common shares for the acquisition were valued at their fair market value on the day they were issued which totaled $496,860. In connection with the asset purchase, the Company also issued 40,000 shares of common stock to a former supplier of the vendor for mining related information of the assets purchased valued at $20,000 along with cash consideration of CDN$20,000.  The Company had been awaiting confirmation of the contemplated transaction from a bankruptcy court in Montreal, Quebec overviewing the financial restructuring of the vendor. The bankruptcy court approved the transaction on April 17, 2014 and have been included in Mining rights on the consolidated balance sheet as at March 31, 2014.

.

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

Total mining rights as of March 31, 2014 and December 31, 2013 were as follows:

	March 31,	December 31,
	2014	2013

Mining rights	1,031,271	15,000

NOTE 4-	STOCKHOLDERS’ EQUITY

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

At incorporation, the Company issued 40,000,000 shares of common stock to the Company’s founders at par value of $40,000 for services rendered by the founders.

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

•
On December 9, 2013, 50,000 options were exercised by a Director of the Company, at an exercise price of $0.25, for total proceeds of $12,500. The $0.25 exercise price was in accordance with the Company’s Stock Incentive Plan.

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

In 2014, the Company issued:

•
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

•
On February 19, 2014, Ronald K. Mann, the Company’s Chief Executive Officer and President, resigned his position. In connection with the departure, 1,500,000 vested common shares that he received as compensation were returned to the Company.

•
On March 4, 2014, 50,000 stock options were exercised by a Director of the Company, at an exercise price of $0.25, for total proceeds of $12,500. The $0.25 exercise price was in accordance with the Company’s Stock Incentive Plan.

On March 17, 2014, the Company increased the authorized amount of common stock from 150,000,000 common shares to 500,000,000 common shares. There were no changes to the authorized amount of preferred stock.

As of March 31, 2014, the Company has 94,626,000 shares of common stock issued and outstanding.

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

The following table summarizes information about the Company’s stock options as of March 31, 2014 and December 31, 2013:

	March 31, 2014		December 31, 2013
		Weigthed		Weigthed
		average		average
	Number of	exercise	Number of	exercise
	options	price	options	price

Options outstanding, beginning of period	1,283,000	$-	-	$-
Granted	-	0.25	1,333,000	0.25
Exercised	(50,000)	(0.25)	(50,000)	(0.25)
Forfeited	(500,000)	(0.25)	-	-
Expired	-	-	-	-

	733,000	0.25	1,283,000	-

The following table summarizes the ranges of exercise prices of outstanding and exercisable options held by officers and directors as of March 31, 2014:

	March 31, 2014			March 31, 2014
	Options Outstanding			Options Exercisable
		Weigthed	Weigthed		Weigthed	Weigthed
		average	average		average	average
	Number of	remaining	exercise	Number of	remaining	exercise
	options	life (years)	price	options	life (years)	price

$ 0.25	733,000	7.38	$0.25	583,000	7.38	$0.25

There were no stock options granted during the three months ended March 31, 2014. The fair value of the stock options granted during the year ended December 31, 2013 amounted to $239,930 and was determined using the Black-Scholes option–pricing model using the following weighted-average assumptions:

Risk-free interest rate	.32%
Dividend yield	-
Volatility	152.5%
Expected life in years	2 years
Exercise price	$0.25

Stock options-based compensation expense included in the condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2014 and 2013 was $29,991 and $0, respectively.

Warrants

The following table summarizes the Company’s share warrants outstanding as of March 31, 2014 and December 31, 2013:

	March 31, 2014			December 31, 2013
		Weighted	Weigthed		Weighted	Weigthed
		average	average		average	average
	Number of	remaining	exercise	Number of	remaining	exercise
	warrants	life (years)	price	warrants	life (years)	price

Warrants outstanding, beginning of period	600,000	-	$-	-	-	$-
Granted	-	2.0	0.71	600,000	2.0	0.71
Exercised	-	-		-	-
Expired	-	-	-	-	-	-

Warrants outstanding, end of period	600,000	1.8	$0.71	600,000	2.0	$0.71

The following table summarizes the ranges of exercise prices of outstanding warrants as of March 31, 2014:

	March 31, 2014
	Warrants Outstanding
		Weighted	Weigthed
		average	average
	Number of	remaining	exercise
	options	life (years)	price

$0.50	100,000	1.8	$0.50
$0.75	500,000	1.8	0.75

	600,000	1.8	$0.71

NOTE 5-	FIXED ASSETS

Fixed assets consist of the following as of March 31, 2014 and December 31, 2013:

	Estimated
	Useful Lives	March 31,	December 31,
	(Years)	2014	2013
Building	15	$1,089,415	$1,089,415
Land		111,587	108,974
Computers	5	5,867	4,424
Office Equipment	5	14,711	14,711
Mill Equipment	5	43,115	43,115
Vehicle	5	25,127	25,127
Subtotal		1,289,822	1,285,766
Less: accumulated depreciation		(13,118)	(9,462)
Fixed assets, net		$1,276,704	$1,276,304

As of March 31, 2014 and 2013, only the computers, office equipment and vehicle have been placed into service. Depreciation for the three months ended March 31, 2014 and 2013 was $3,656 and $1,392, respectively.

NOTE 6-	DEFERRED FINANCING FEES

Deferred finance fees result from the issuance of share warrants as finders’ fees in connection with flow-through financing completed on December 23, 2013 and described in Note 4. The fair value of the warrants amounted to $25,431 and was determined using the Black-Scholes option–pricing model. The deferred financing fees are being amortized over the life of the warrants which is 2 years. Amortization of deferred financing fees for the three months ended March 31, 2014 and 2013 was $3,179 and $0, respectively.

NOTE 7-	PROVISION FOR INCOME TAXES

As of March 31, 2014, there is no provision for income taxes, current or deferred.

At December 31, 2013, the Company had a net operating loss carry forward in the approximate amount of $4,200,000 available to offset future taxable income through 2034. The Company has established a valuation allowance equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

NOTE 8-	PROMISSORY NOTE

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

On March 4, 2013, 754 2542 Canada Inc. executed an agreement with the Company whereby 754 2542 Canada Inc. agreed to accept 2,500,000 shares of common stock in satisfaction of all amounts due and owing 754 2542 Canada Inc. pursuant to the promissory note executed between the parties on May 13, 2011. As a result, the promissory note has been converted, and the Company recorded a loss on conversion of this note of $125,000 in the consolidated statement of operations in 2013.

NOTE 9-	COMMITMENTS

The Company had the following financial commitments, represented by rental lease agreements, as of March 31, 2014:

Year ending December 31,

2014	25,190
2015	21,710
2016	21,710
2017	21,710
2018	21,710
$112,030

Rent expense under the lease agreements for the three months ended March 31, 2014 and 2013 were $9,329 and $5,151, respectively.

NOTE 10-	FAIR VALUE MEASUREMENTS

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

The following table represents the fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2014:

	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$57,801	-	-	$57,801

NOTE 11-	SUBSEQUENT EVENTS

On October 30, 2013 and November 27, 2013, the Company entered into binding agreements for the asset acquisitions of an undivided one hundred percent (100%) interest in certain mineral claims and mining assets located in the Province of Quebec’s Montauban and Chavigny townships near Grondines West, in the county of Portneuf, specifically Mining Lease BM 748 and Mining Concession Miniere CM 410. The purchase price was CDN$75,000 together with the issuance of 1,050,000 common shares of the Company. The common shares for the acquisition were valued at their fair market value on the day they were issued which totaled $496,860. In connection with the asset purchase, the Company also issued 40,000 shares of common stock to a former supplier of the vendor for mining related information of the assets purchased valued at $20,000 along with cash consideration of CDN$20,000.  The Company had been awaiting confirmation of the contemplated transaction from a bankruptcy court in Montreal, Quebec overviewing the financial restructuring of the vendor. The bankruptcy court approved the transaction on April 17, 2014 and have been included in Mining rights on the consolidated balance sheet as at March 31, 2014.

On April 14, 2014, the Company entered into an asset purchase agreement for an undivided one hundred percent (100%) interest in fifty seven (57) mining claims located in the Province of Quebec’s Montauban and Chavigny townships near Grondines West, in the county of Portneuf. The purchase price was CDN$50,000. The transfer of the mining claims is currently being completed by the Province of Quebec.

On April 28, 2014, the Company entered into a Securities Purchase Agreement (“SPA”), with a U.S.-based private equity fund, under which the Company issued a Secured Convertible Promissory Note (the “Promissory Note”) in the amount of $552,500.  The Promissory Note includes an original issue discount of $50,000 (“OID”), calculated at 10% of the principal amount ($500,000), plus an additional $2,500 (“Transaction Expense Amount”) to cover the investor’s due diligence and legal fees in connection therewith.  The principal amount will be paid to the investor in six (6) tranches of an initial amount under the Promissory Note of $250,000 and five (5) additional amounts of $50,000, with each of the additional amounts represented by Investor Notes (collectively, the Promissory Note and Investor Notes, the “Notes”). The initial $250,000 in cash was paid to the Company on April 29, 2014. Payment of the Notes will be made on a monthly basis, beginning six months after the issue date when the Company received the initial $250,000, in the amount of $34,531 per month plus all accrued but unpaid interest and other costs, fees or charges payable, for sixteen (16) months until the balance is paid in full.  The Notes are convertible into common stock, at the option of the investor, at a price of $0.40 per share subject to adjustment in the case of a default, reorganization or recapitalization. In the event the Company elects to prepay all or any portion of the Notes, the Company is required to pay to the investor an amount in cash equal to 125% of the outstanding balance of the Notes, plus accrued interest and any other amounts owing. Interest accrues at the rate of 10% per annum. If the Company fails to repay the Notes when due, or if other events of default thereunder apply, a default interest rate of 22% per annum will apply. In addition, if the Company fails to issue stock to the investor within three trading days of receipt of a notice of conversion, the Company must pay a penalty equal to the greater of greater of $500 per day and 2% of the applicable conversion amount or installment amount, as applicable (but, in any event, the cumulative amount of such late fees shall not exceed the applicable conversion amount or installment amount). The Notes are secured by an interest in all right, title, interest, claims and demands of the Company in and to the property described in the Security Agreement, and all replacements, proceeds, products, and accessions thereof. The Notes  are convertible into shares of our common stock in six tranches, consisting of (i) an initial tranche in an amount equal to $277,500 and any interest, costs, fees or charges accrued thereon or added thereto under the terms of this Note and the other Transaction Documents (as defined in the Securities Purchase Agreement), and (ii) five (5) additional tranches, each in the amount of $55,000, plus any interest, costs, fees or charges accrued thereon or added thereto under the terms of this Note and the other Transaction Documents. Except in the case of a Company default, the Notes are convertible by the investor at a price of $.40 per share. Concurrently with the Securities Purchase Agreement, the Company also issued to the investor a warrant (the "Warrant") to purchase 693,750 shares of the Company’s common stock at an exercise price of $.75 per share subject to adjustment as more fully set forth in the warrant agreement.  The warrant also contains a cashless exercise provision. The warrant is for a term of two (2) years.

ITEM 2 -MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

DNA Precious Metals, Inc., a Nevada corporation (the “Company”), is an exploratory stage mining company.  The Company may also be referred to as “we”, “our” or “us”, unless the context provides for otherwise.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses significant factors that have affected our financial position and operations during the three month period ended March 31, 2014 and 2013. This discussion also includes events that occurred after the end of the last fiscal quarter end and contains both historical and forward-looking statements.

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

MONTAUBAN TAILINGS

The Montauban Mine Property covers a total area of 53,093 m² and amounts to a total volume of 250,750 m³. Since this volume is composed of tailings and that the water table is located within most of the blocks derived from each hole, the specific gravity of the material had to be evaluated to estimate the tonnage that is present on site. The estimation of the specific gravity was performed on the last drilling campaign 24 holes since no recovery evaluation is available from the first drilling campaign. Recovery of tailings in the sampling process averaged about 76% from the last percussion drilling campaign. Recoveries were ranging from 40 to 100%, the lowest values being associated to the high water content of the deepest samples, the water table being at a depth of about 4,6 m (15 ft.) within the pile of tailings. The averaged recovery was in the order of 81% (68 samples) for the upper portion of the tailings and it dropped to below 64% (27 samples) for the deeper portion (below the water table). The specific gravity is then estimated to be 1, 71 g/cm³.

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

Presently, there are no similar mills in the area surrounding our mining claims. The on-site mill production equipment to be constructed and installed will incorporate a closed cyanization circuit and separation equipment consisting of spiral classifiers and Nelson concentrators in addition to other equipment. Test work to date has indicated that this configuration will effectively segregate the mica and produce a gold/silver concentrate.  There is a risk however that the plant will not effectively separate the components as planned. There is also a risk that the process being used is not ideal or optimal and that a different process may enhance or increase recovery of values. We intend to continue testing to improve the recuperation and extraction process. We have incorporated flexibility into our mill building design to allow for alternative/additional precious metal extraction processes to be installed.  Initial testing results indicate that recovery of mica, gold and silver is possible but economic feasibility has not been proven and there is the associated risk that the operation as planned will not be profitable either with respect to our own mining operations or refining tailings or other mining concentrates from other mining companies in close proximity to our operations.

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

We have also secured the necessary mining permits. On September 14, 2012, the Company received a Certificate of Authorization, from the Quebec Provincial Government, with respect to operating a gravity-metric circuit to process the mining residues, or tailings, located on the Montauban Mine Property. On March 13, 2014, the Company received another Certificate of Authorization, also from the Quebec Provincial Government, with respect to operating a cyanization circuit to process the mining residues located on the Montauban Mine Property. Previously, on February 28, 2014, the Company received approval, from the Quebec Provincial Government, for the Restoration Plan on the Montauban Mine Property which will be implemented subsequent to the Company’s processing of the mining residues (tailings) on the site. The two (2) Certificates of Authorization issued to the Company will allow for the construction and installation of equipment facilities to recuperate mica and precious metals (gold and silver) from the mining residues (tailings) located on the Montauban Mine Property.

Following an economic analysis of the project, our management made an assessment of the feasibility of the Anacon project and made a decision to commercially extract the gold, silver and other base metals located on the Property.

We have prepared a proposal to the Ministry of Natural Resources and Wildlife in Quebec to correct the environmental problems caused by the presence of tailings from previous operations on additional nearby tailings sites, Montauban United and Tetrault 1&2. These additional resource residues sites will increase the project life if we go into production.

SUBSEQUENT EVENTS

On October 30, 2013 and November 27, 2013, the Company entered into binding agreements for the asset acquisitions of an undivided one hundred percent (100%) interest in certain mineral claims and mining assets located in the Province of Quebec’s Montauban and Chavigny townships near Grondines West, in the county of Portneuf, specifically Mining Lease BM 748 and Mining Concession Miniere CM 410. The purchase price was CDN$75,000 together with the issuance of 1,050,000 common shares of the Company. The common shares for the acquisition were valued at their fair market value on the day they were issued which totaled $496,860. In connection with the asset purchase, the Company also issued 40,000 shares of common stock to a former supplier of the vendor for mining related information of the assets purchased valued at $20,000 along with cash consideration of CDN$20,000. The Company had been awaiting confirmation of the contemplated transaction from a bankruptcy court in Montreal, Quebec overviewing the financial restructuring of the vendor. The bankruptcy court approved the transaction on April 17, 2014 and have been included in Mining rights on the consolidated balance sheet as at March 31, 2014.

On April 14, 2014, the Company entered into an asset purchase agreement for an undivided one hundred percent (100%) interest in fifty seven (57) mining claims located in the Province of Quebec’s Montauban and Chavigny townships near Grondines West, in the county of Portneuf. The purchase price was CDN$50,000. The transfer of the mining claims is currently being completed by the Province of Quebec.

On April 28, 2014, the Company entered into a Securities Purchase Agreement (“SPA”), with a U.S.-based private equity fund, under which the Company issued a Secured Convertible Promissory Note (the “Promissory Note”) in the amount of $552,500.  The Promissory Note includes an original issue discount of $50,000 (“OID”), calculated at 10% of the principal amount ($500,000), plus an additional $2,500 (“Transaction Expense Amount”) to cover the investor’s due diligence and legal fees in connection therewith.  The principal amount will be paid to the investor in six (6) tranches of an initial amount under the Promissory Note of $250,000 and five (5) additional amounts of $50,000, with each of the additional amounts represented by Investor Notes (collectively, the Promissory Note and Investor Notes, the “Notes”). The initial $250,000 in cash was paid to the Company on April 29, 2014. Payment of the Notes will be made on a monthly basis, beginning six months after the issue date when the Company received the initial $250,000, in the amount of $34,531 per month plus all accrued but unpaid interest and other costs, fees or charges payable, for sixteen (16) months until the balance is paid in full.  The Notes are convertible into common stock, at the option of the investor, at a price of $0.40 per share subject to adjustment in the case of a default, reorganization or recapitalization. In the event the Company elects to prepay all or any portion of the Notes, the Company is required to pay to the investor an amount in cash equal to 125% of the outstanding balance of the Notes, plus accrued interest and any other amounts owing. Interest accrues at the rate of 10% per annum. If the Company fails to repay the Notes when due, or if other events of default thereunder apply, a default interest rate of 22% per annum will apply. In addition, if the Company fails to issue stock to the investor within three trading days of receipt of a notice of conversion, the Company must pay a penalty equal to the greater of greater of $500 per day and 2% of the applicable conversion amount or installment amount, as applicable (but, in any event, the cumulative amount of such late fees shall not exceed the applicable conversion amount or installment amount). The Notes are secured by an interest in all right, title, interest, claims and demands of the Company in and to the property described in the Security Agreement, and all replacements, proceeds, products, and accessions thereof. The Notes  are convertible into shares of our common stock in six tranches, consisting of (i) an initial tranche in an amount equal to $277,500 and any interest, costs, fees or charges accrued thereon or added thereto under the terms of this Note and the other Transaction Documents (as defined in the Securities Purchase Agreement), and (ii) five (5) additional tranches, each in the amount of $55,000, plus any interest, costs, fees or charges accrued thereon or added thereto under the terms of this Note and the other Transaction Documents. Except in the case of a Company default, the Notes are convertible by the investor at a price of $.40 per share. Concurrently with the Securities Purchase Agreement, the Company also issued to the investor a warrant (the "Warrant") to purchase 693,750 shares of the Company’s common stock at an exercise price of $.75 per share subject to adjustment as more fully set forth in the warrant agreement.  The warrant also contains a cashless exercise provision. The warrant is for a term of two (2) years.

OUR PLAN OF OPERATIONS GOING FORWARD

We will need additional production financing, including working capital requirements, of $6 million to commence production.  We have no commitments for additional financing.

We will also further define further the local potential of other resources such as additional tailings and/or underground resources underneath the Property or close-by in the Montauban area.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013 AND FROM JUNE 2, 2006 (INCEPTION) TO MARCH 31, 2014

Three Months Ended March 31, 2014 and 2013:

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

The condensed consolidated financial statements for the three-month period ended March 31, 2014, included in this report, reflect total operations and other expenses of $596,096, representing a decrease of $288,745 compared to the three-month period ended March 31, 2013 when total operations and other expenses were $884,841. The decrease is mainly attributable to lower amount charged for the cost of common shares and stock options granted to our management as these expenses were mostly absorbed in the prior year, to lower wages and related expenses of $22,915, to lower professional fees of $35,747, to higher exploration costs of $85,099 and to higher general and administrative expenses of $81,800. We also recognized a loss on conversion of the promissory note of $125,000 during the three month period ended March 31, 2013.

We had engineering costs of $112,682 for the three month period ended March 31, 2014, representing an increase of $85,099 compared to the three month period ended March 31, 2013 when engineering costs were $27,583. The primary reason for the increase in engineering costs for the three months ended March 31, 2014 compared to the three months ended March 31, 2013 is attributable to the additional mining studies and drilling costs incurred in the current quarter. As mentioned above, the Company has now received all of its operating permits from the Ministry of Durable Development of the Environmental Parks (“MDDEP”) of the Quebec Provincial government. With the issuance of all necessary mining permits and approval of the restoration plan and upon obtaining additional financing, we will proceed with the installation of a custom designed milling circuit for the treatment of the mining residues on the Anacon Property.

From June 2, 2006 (Inception) Through March 31, 2014:

Since our inception on June 2, 2006, our expenses totaled $5,306,618 consisting primarily of $985,296 in exploration costs, $1,181,434 in wages and related expenses, $1,399,933 in shares and options issued as compensation expense and $772,864 in professional fees.

SOURCE OF FUNDS

We will require additional debt or equity funding to complete the mill and the infrastructure to otherwise conduct operations. In 2012, we filed a registration statement with the Securities and Exchange Commission offering 12 million shares of our common stock at $.25 per share.  As of September 30, 2013, we sold a total of 9,428,000 shares of our common stock from the registration statement and secured $2,357,000 in financing. In the third quarter of 2013, we raised $110,000 from equity securities private placements and an additional $442,000 in the fourth quarter of 2013 from equity securities private placements. Prior to the effective date of the Registration Statement, we secured funding through the sales of both debt and equity securities in the form of private placements.

On April 28, 2014, the Company entered into a Securities Purchase Agreement (“SPA”), with a U.S.-based private equity fund, under which the Company issued a Secured Convertible Promissory Note (the “Promissory Note”) in the amount of $552,500.  The Promissory Note includes an original issue discount of $50,000 (“OID”), calculated at 10% of the principal amount ($500,000), plus an additional $2,500 (“Transaction Expense Amount”) to cover the investor’s due diligence and legal fees in connection therewith.  The principal amount will be paid to the investor in six (6) tranches of an initial amount under the Promissory Note of $250,000 and five (5) additional amounts of $50,000, with each of the additional amounts represented by Investor Notes (collectively, the Promissory Note and Investor Notes, the “Notes”). The initial $250,000 in cash was paid to the Company on April 29, 2014. We will require additional funding to complete construction of the mill and complete the build- out of the infrastructure.  On a going forward basis, there can be no assurance that we will be able to secure additional capital.  Until such time as we can fully implement our business plan, it is unlikely that we will be able to reverse our continuing losses in which case you may lose your entire investment.

LIQUIDITY AND CAPITAL RESOURCES

Assets and Liabilities

As of March 31, 2014, total assets were $2,605,426. We had current assets represented by cash totaling $57,801, prepaid expenses totaling $159,725 and sales tax receivable totaling $58,023.  Current assets as of December 31, 2013 totaled $1,374,306. We also had net fixed assets as of March 31, 2014 totaling $1,276,704, mining claims totaling $1,031,271 and net deferred financing fees of $21,902. Total assets as of December 31, 2013 were $2,690,691 when we had cash totaling $535,934, prepaid deposit totaling $612,431, prepaid expenses totaling $190,514, sales tax receivable totaling $35,427, net fixed assets totaling $1,276,304, mining claims totaling $15,000 and net deferred financing fees totaling $25,081. There was not a significant change in total assets between December 31, 2013 and March 31, 2014. Total assets as of March 31, 2013 were $2,293,204. The primary reason for the significant increase of $321,477 in our total assets between March 31, 2013 and March 31, 2014 is attributable to purchases of mining rights resulting in an increase of $1,016,271 and offset by a decrease in cash of $572,162.

Current liabilities, represented by accounts payable and accrued expenses, totaled $143,518 as of March 31, 2014.  There were no long-term liabilities. Current liabilities at December 31, 2013 totaled $186,729. Current liabilities at March 31, 2013 totaled $302,958. Accounts payable and accrued liabilities decreased by $43,211 from December 31, 2013 to March 31, 2014 and by $159,440 from March 31, 2013 to March 31, 2014, and is mainly attributable to reductions in amounts owed to suppliers and contractors.

We have a working capital surplus of $132,031 as of March 31, 2014 as compared to a working capital surplus of $1,187,577 as of December 31, 2013, representing a decrease of $1,055,546.  This decrease is mainly attributable to a decrease in prepaid deposit, represented by mining rights that have been re-classified as such on the consolidated balance sheet as at March 31, 2014, of $612,431 and by a decrease in cash of $478,133 as of March 31, 2014. We have invested most of our funds to complete the infrastructure, purchase equipment and commence construction on the mill.

As of March 31, 2014, the cost of fixed assets totaled $1,289,822 and consisted of the mill building at a cost value of $1,089,415, land at a cost value of $111,587, mill equipment at a cost value of $43,115, computer equipment at a cost of $5,857, office equipment at a cost value of $14,711 and a vehicle at a cost value of $25,127. As of March 31, 2014, net fixed assets totaled $1,276,704. As of December 31, 2013, the cost of fixed assets totaled $1,285,766 and consisted of the mill building at a cost value of $1,089,415, land at a cost value of $108,974, mill equipment at a cost value of $43,115, computer equipment at a cost value of $4,424, office equipment at a cost value of $14,711 and a vehicle at a cost value $25,127. As of December 31, 2013, net fixed assets totaled $1,276,304.

As of March 31, 2014, we had an accumulated deficit totaling $5,306,618 as compared to $4,710,522 as of December 31, 2013. The $596,096 increase in the accumulated deficit is attributable to the loss recorded for the three months ended March 31, 2014.

The success of our mining operations business and the ability to continue as a going concern will be dependent upon our ability to obtain additional and adequate financing to commence profitable commercial activities in the extraction of gold, silver and other base metals and meet anticipated performance specifications on a continuous and long term commercial basis.

Going Concern

Our consolidated financial statements have been prepared on a going concern basis. The going concern basis of presentation assumes that we will continue in operation for the foreseeable future and be able to realize assets and discharge its liabilities and commitments in the normal course of business. We have not generated revenues since our inception and we have generated losses totaling $2,937,475 and $797,126 for the years ended December 31, 2013 and 2012, respectively, losses totaling $596,096 and $884,841 for the three months ended March 31, 2014 and 2013, respectively, and losses of $5,306,618 since our inception on June 2, 2006. We have had very little operating history to date.

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

PART III - OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

None.

ITEM 1A – RISK FACTORS

As a Smaller Reporting Company, we are not required to include risk factors in our Forms 10-Q.  Nonetheless, the reader may review the risk factors included in our most recent Form 10-K for the fiscal year ended December 31, 2013 that was filed with the SEC on March 26, 2014.

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

During the three months ended September 30, 2013, we sold 440,000 shares of our unregistered stock for $110,000. 400,000 of the shares were issued during the three months ended September 30, 2013 and the remaining 40,000 shares were issued in October 2013. During the three months ended December 31, 2013, we sold and issued 1,768,000 shares of our unregistered stock for $442,000.

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

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 – MINE SAFETY DISCLOSURE

Not applicable.  We have no operational mines, in production or otherwise.  We are subject to certain mining rules and regulations as promulgated by the Quebec Provincial government and other local municipalities and we have never been cited for any mining violations.

ITEM 5 – OTHER INFORMATION

Not applicable.

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

DNA Precious Metals, Inc.

Date: May13, 2014	By:	/s/ James Chandik
James Chandik, President & Chief Executive Officer

Date: May13, 2014	By:	/s/ Tony J. Giuliano
Tony J. Giuliano, Chief Financial Officer