Form 10-Q
period 2014-06-30
DNA PRECIOUS METALS INC.
filed 2014-08-19
CIK 1506503

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

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

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-accelerated Filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act ☐ Yes ☐ No

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:  95,026,000 of common stock, $0.001 par value, as of August 12, 2014.

DNA Precious Metals, Inc.
(An Exploration Stage Company)

The consolidated financial statements are unaudited. However, management of registrant believes that all necessary adjustments, including normal recurring adjustments, have been reflected to present fairly the financial position of registrant as at June 30, 2014 and the results of its operations for the six and three months ended June 30, 2014 and 2013 and changes in its cash position for the six months ended June 30, 2014 and 2013.

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

PART 1 - FINANCIAL INFORMATION

DNA PRECIOUS METALS, INC.
INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

ITEM 1 - FINANCIAL STATEMENTS

DNA PRECIOUS METALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
JUNE 30, 2014 AND DECEMBER 31, 2013
(in United States dollars)

	(Unaudited)
	JUNE 30,	DECEMBER 31,
	2014	2013

ASSETS
CURRENT ASSETS
Cash	$35,779	$535,934
Prepaid deposits	-	612,431
Prepaid expenses	252,283	190,514
Sales tax receivable	51,824	35,427
Investor notes receivable	254,444	-
Total current assets	594,330	1,374,306

Fixed assets, net	1,391,642	1,276,304

OTHER ASSETS
Deferred financing fees, net	18,723	25,081
Mining rights	1,035,818	15,000
Proprietary software	10,000	-
Total other assets	1,064,541	40,081

TOTAL ASSETS	$3,050,513	$2,690,691

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$164,083	$186,729
Convertible notes - carrying value	86,214	-
Derivative liabilities	366,398	-
Total current liabilities	616,695	186,729

OTHER LIABILITIES
Non-convertible notes - carrying value	148,908	-
Asset retirement obligation	117,151	-
Total other liabilities	266,059	-

TOTAL LIABILITIES	882,754	186,729

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value, 10,000,000 shares authorized
Nil shares issued and outstanding	-	-
Common stock, $0.001 par value, 500,000,000 shares authorized
95,026,000 and 95,076,000 shares issued and outstanding, respectively	95,026	95,076
Additional paid in capital	7,874,271	7,313,888
Deferred compensation	-	(187,500)
Accumulated deficit	(5,789,058)	(4,710,522)
Accumulated other comprehensive loss	(17,380)	(6,980)
Total stockholders' equity - DNA Precious Metals, Inc.	2,162,859	2,503,962

Non-controlling interest in subsidiary	4,900	-

Total stockholders' equity	2,167,759	2,503,962

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,050,513	$2,690,691

The accompanying notes are an integral part of these condensed consolidated financial statements.

DNA PRECIOUS METALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND 2013
(in United States dollars)
(Unaudited)

	SIX MONTHS ENDED		THREE MONTHS ENDED
	JUNE 30,		JUNE 30,
	2014	2013	2014	2013

REVENUE	$-	$-	$-	$-

COST OF REVENUES	-	-	-	-

GROSS PROFIT	-	-	-	-

OPERATING EXPENSES
Exploration costs	133,633	41,951	20,951	14,369
Salaries and related expenses (including stock-based compensation)	401,077	936,188	95,723	325,410
Professional fees	143,872	193,969	96,556	110,907
Rent	18,885	20,964	9,556	15,812
Depreciation and amortization	12,155	4,343	5,320	2,951
General and administrative	242,915	101,633	129,042	69,562
Total operating expenses	952,537	1,299,048	357,148	539,011

OTHER (INCOME) EXPENSE
Interest expense, net	37,151	1,170	36,444	1,368
Fair value adjustment in derivative liabilities	88,848	-	88,848	-
Loss on conversion of promissory note	-	125,000	-	-
Exploration tax credits	-	-	-	-
Total other (income) expense	125,999	126,170	125,292	1,368

Net loss before provision for income taxes	(1,078,536)	(1,425,218)	(482,440)	(540,379)

Provision for income taxes	-	-	-	-

Net loss before non-controlling interest	(1,078,536)	(1,425,218)	(482,440)	(540,379)

Net loss attributable to non-controlling interest	-	-	-	-

NET LOSS	$(1,078,536)	$(1,425,218)	$(482,440)	$(540,379)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	95,051,967	88,480,800	94,749,077	91,488,508

NET LOSS PER SHARE	$(0.01)	$(0.02)	$(0.01)	$(0.01)

COMPREHENSIVE LOSS
Net loss	$(1,078,536)	$(1,425,218)	$(482,440)	$(540,379)
Currency translation adjustment	(10,400)	(22,048)	5,548	(20,216)
Total comprehensive loss	$(1,088,936)	$(1,447,266)	$(476,892)	$(560,595)

The accompanying notes are an integral part of these condensed consolidated financial statements.

DNA PRECIOUS METALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND 2013
(in United States dollars)
(Unaudited)

	SIX MONTHS ENDED
	JUNE 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss for the period	$(1,078,536)	$(1,425,218)

Adjustments to reconcile net (loss)
to net cash (used in) operating activities:
Depreciation and amortization	12,155	4,343
Non-cash interest charges	35,728	-
Fair value adjustment in derivative liabilities	88,848	-
Shares and options issued for compensation	239,990	687,500
Loss on conversion of promissory note	-	125,000
Common shares and warrants issued for services	83,948	50,000

Change in assets and liabilities
(Increase) decrease in prepaid expenses and deposits	41,441	(41,056)
(Increase) decrease in sales tax receivable	(16,358)	36,683
(Decrease) in accounts payable and accrued expenses	(60,796)	(48,730)
Total adjustments	424,956	813,740
Net cash (used in) operating activities	(653,580)	(611,478)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of fixed assets	(2,613)	(49,235)
Acquisition of mining rights	(68,387)	-
Net cash (used in) investing activities	(71,000)	(49,235)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds received from convertible notes	222,500	-
Cash received for common stock and liability for stock to be issued	12,500	394,000
Net cash provided by financing activities	235,000	394,000

Effect of foreign currency	(10,575)	6,603

NET INCREASE (DECREASE) IN CASH	(500,155)	(260,110)

CASH - BEGINNING OF PERIOD	535,934	598,938

CASH - END OF PERIOD	$35,779	$338,828

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	1,423	1,170
Income taxes	-	-

SUPPLEMENTAL NON-CASH ACTIVITY:
Common stock issued for mining rights	340,000	-
Conversion of promissory note to common stock	-	627,550
Deferred compensation for common stock	187,500	687,500
Deferred financing fees through the issuance of warrants	-	-
Issuance of common stock and warrants for prepaid expenses	103,743	-

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTE 1-	ORGANIZATION AND BASIS OF PRESENTATION

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

On June 2, 2006, Celtic Capital, Inc. was incorporated in the State of Nevada. On October 20, 2008, Celtic Capital, Inc. changed its name to Entertainment Educational Arts Inc. On May 12, 2010, the Company changed its name to DNA Precious Metals, Inc. (the “Company”). On October 29, 2010, the Company formed DNA Canada Inc., a Canadian (Province of Quebec) incorporated company, as a wholly-owned subsidiary. The Company will operate all of its exploration operations through this Canadian entity. On June 3, 2014, the Company incorporated DNA Crypto Corp., under the laws of the State of Nevada, initially as a wholly-owned subsidiary of DNA Precious Metals, Inc.

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

Going Concern

The consolidated financial statements have been prepared on a going concern basis. The going concern basis of presentation assumes that the Company will continue in operation for the foreseeable future and be able to realize its assets and discharge its liabilities and commitments in the normal course of business. The Company has not generated revenues since inception and has generated losses totaling $1,078,536 and $1,425,218 for the six months ended June 30, 2014 and 2013, respectively.

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

From January 2014 to June 2014, the Company raised $235,000 from the issuance of a convertible note and the exercise of stock options. The Company raised $523,564 (CDN$552,000) from the sale of 2,208,000 shares of common stock in August, September and October 2013 and $472,217 (CDN$500,000) from flow-through financing through the issuance of 1,000,000 shares of common stock and 500,000 warrants in December 2013.

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

Basis of Accounting

These consolidated financial statements are prepared in conformity with United States generally accepted accounting principles (“U.S. GAAP”) and are presented in U.S. dollars.

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

In accordance with ASU 2014-10 (see Recent Accounting Pronouncements), the Company has elected early adoption whereby, amounts and disclosures of the Company’s exploration stage activities commencing with the period June 30, 2014 are no longer required to be presented. As a result, the Company removed this information.

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

Exploration Tax Credits

The Company is entitled to certain exploration tax credits for the exploration expenditures they have incurred from the Canadian federal government and the government of the Province of Quebec. Some of the tax credits available from the Province of Quebec are in the form of cash. Qualifying expenditures include exploration costs and salaries to conduct the activities of the Company. During the year ended December 31, 2012, the Company received $108,284 in tax credits for qualifying expenditures. During the year ended December 31, 2013, the Company received $111,095 in tax credits for qualifying expenditures. During the six months ended June 30, 2014, the Company received no tax credits for qualifying expenditures. The Company’s policy is to record the tax credits when received rather than when applied for. Research tax credits must be reviewed and approved by the appropriate tax authorities when applied and it is possible that the amounts granted may differ from the amounts applied for.

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

Asset Retirement Obligations

The Company is subject to environmental laws and regulations enacted by Canadian federal and provincial authorities. As of the reporting date, management believes that the Company’s operations are in compliance with current laws and regulations. To take account of estimated cash flows required to settle the obligations arising from environmentally acceptable closure plans (such as dismantling and demolition of infrastructures, removal of residual matter and site restoration), provisions are recognized in the year that the harm to the environment occurs, that is when the Company has an actual obligation resulting from harm to the environment, it is likely that an outflow will be required in settlement of the obligation and the obligation is reasonably determinable. These provisions are determined on the basis of the best estimates of future costs, based on information available on the reporting date. Best estimates of future costs are the amount the Company would reasonably pay to settle its obligation on the closing date or to transfer it to a third party on the same date. Future costs are discounted using pre-tax rates that reflect current market assessments of the time value of money and the risks specific to the liability. A corresponding asset is recognized in property, plant and equipment when establishing the provision.

The asset retirement obligation is reviewed quarterly to reflect changes in the estimated outflow of resources as a result of changes in obligations or legislation, changes in the current market-based discount rate or an increase that reflects the passage of time. The accretion expense is recognized in net earnings as a finance expense as incurred. The cost of the related asset is adjusted to reflect changes (other than accretion) in the reporting period.

Recoverability of Long-Lived Assets

The Company reviews the recoverability of long-lived assets on a periodic basis whenever events and changes in circumstances have occurred which may indicate a possible impairment. The assessment for potential impairment will be based primarily on the Company’s ability to recover the carrying value of its long-lived assets from expected future cash flows from its operations on an undiscounted basis. If such assets are determined to be impaired, the impairment recognized is the amount by which the carrying value of the assets exceeds the fair value of the assets. Fixed assets to be disposed of by sale will be carried at the lower of the then current carrying value or fair value less estimated costs to sell.

Fair Value of Financial Instruments

The carrying amount reported in the consolidated balance sheets for cash and cash equivalents, accounts payable, and accrued expenses approximate fair value because of the immediate or short-term maturity of these financial instruments. The Company does not utilize derivative instruments.

Derivative Financial Instruments

The Company does not use derivative instruments to hedge exposures to cash flow, market or foreign currency risks. The Company evaluates all of its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period.

The accounting treatment of derivative financial instruments requires that the Company record the conversion option and related warrants at their fair values as of the inception date of the agreements, and at fair value as of each subsequent balance sheet date. As a result of entering into the convertible notes, the Company is required to classify certain non-employee warrants as derivative liabilities and record them at their fair values at each balance sheet date. Any change in fair value was recorded as a change in the fair value of derivative liabilities for each reporting period at each balance sheet date. The Company reassesses the classification at each balance sheet date. If the classification changes as a result of events during the period, the contract is reclassified as of the date of the event that caused the reclassification.

The fair value of conversion options at a fixed number of shares are recorded using the intrinsic value method. Conversion options at variable rates and any options and warrants with ratchet provisions are deemed to contain a “down-round protection”. Accordingly, they do not meet the scope exception for treatment as a derivative under ASC 815 since “down-round protection” is not an input into the calculation of the fair value of the equity instruments and cannot be considered “indexed to the Company’s own stock”, which is a requirement for the scope exception as outlined under ASC 815.

The Company signed convertible notes and warrants and has determined that a conversion option is embedded in the note and it is required to bifurcate the conversion option from the host contract under ASC 815 and account for the derivatives at fair value. The estimated fair value of the conversion option was determined using the binomial model. The fair value of the conversion option will be classified as a liability until the debt is converted by the note holders or paid back by the Company. The fair value will be affected by changes in inputs to that model including our stock price, expected stock price volatility, the contractual term, and the risk-free interest rate. The Company will continue to classify the fair value of the conversion option as a liability until the conversion option is exercised, expires or is amended in a way that would no longer require these conversion options to be classified as a liability, whichever comes first. The Company has adopted a sequencing policy that reclassifies contracts (from equity to assets or liabilities) with the most recent inception date first. Thus any available shares are allocated first to contracts with the most recent inception dates.

For the binomial lattice options pricing model, the Company used the following assumptions and weighted average fair value ranges as at the transaction date, April 28, 2014, and for the period ended June 30, 2014:

Convertible Notes:	April 28, 2014	June 30, 2014

Risk free interest rate	.0577%	.0498%
Dividend yield	N/A	N96.02%/A
Volatility	86.31%

Warrants:	April 28, 2014	June 30, 2014

Risk free interest rate	.1442%	.1392%
Dividend yield	N/A	N/A
Volatility	97.33%	105.24%

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

The following is a reconciliation of the computation for basic and diluted EPS:

	Six Months Ended
	June 30,	June 30,
	2014	2013

Net loss	$(1,078,536)	$(1,425,218)

Weighted-average common shares
outstanding (Basic)	95,051,967	88,480,800

Weighted-average common shares
Equivalent
Convertible notes	693,750	-
Stock options	633,000	-
Warrants	1,540,625	-

Weighted-average common shares
outstanding (Diluted)	97,919,342	88,480,800

Recent Issued Accounting Standards

During June 2014, the FASB issued an Accounting Standards Update No. 2014-10, "Development Stage Entities (Topic 915) - Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation ("ASU 2014-10")".  The objective of ASU 2014-10 is to improve financial reporting by reducing the cost and complexity associated with the incremental reporting requirements for development stage entities.  ASU 2014-10 is effective for annual reporting periods beginning after December 15, 2014, and interim periods therein.  The Company has elected early implementation, as permitted by the standard, for the interim period ending June 30, 2014.  All exploration stage language disclosures and amounts have been removed as a result of the adoption of ASU 2014-10.

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

On October 30, 2013 and November 27, 2013, the Company entered into binding agreements for the asset acquisitions of an undivided one hundred percent (100%) interest in certain mineral claims and mining assets located in the Province of Quebec’s Montauban and Chavigny townships near Grondines West, in the county of Portneuf, specifically Mining Lease BM 748 and Mining Concession CM 410. The purchase price was CDN$75,000 together with the issuance of 1,050,000 common shares of the Company. The common shares for the acquisition were valued at their fair market value on the day they were issued which totaled $496,860. In connection with the asset purchase, the Company also issued 40,000 shares of common stock to a former supplier of the vendor for mining related information of the assets purchased valued at $20,000 along with cash consideration of CDN$20,000. The total cost of the acquisition amounted to $612,431. The Company had been awaiting confirmation of the contemplated transaction from a bankruptcy court in Montreal, Quebec overviewing the financial restructuring of the vendor. The bankruptcy court approved the transaction on April 17, 2014 and has been included in mining rights on the consolidated balance sheet as at June 30, 2014.

On January 10, 2014, the Company entered into an asset purchase agreement for an undivided one hundred percent (100%) interest in certain mineral claims located in the Province of Quebec’s Montauban and Chavigny townships near Grondines West, in the county of Portneuf, including claims, rights, concessions and leases. The purchase price was CDN$70,000, 1,000,000 common shares of the Company and a one percent (1%) net smelter return (“NSR”). The Company paid CDN$10,000 upon the signing of the asset purchase agreement with the cash balance due, along with the common shares, upon the closing of the asset purchase agreement and transfer of the mineral claims in the name of the Company. The transfer of the mineral claims was completed in February 2014 whereby the remaining cash balance due and the common shares were released to the vendor. The common shares for the acquisition will be valued at their fair market value on the day they were issued which totaled $340,000. The total cost of the acquisition amounted to $403,840.

On April 14, 2014, the Company entered into an asset purchase agreement for an undivided one hundred percent (100%) interest in fifty seven (57) mining claims located in the Province of Quebec’s Montauban and Chavigny townships near Grondines West, in the county of Portneuf. The purchase price was CDN$5,000 (U.S.$4,547). The transfer of the mining claims has been completed by the Province of Quebec in the name of the Company.

Total mining rights as of June 30, 2014 and December 31, 2013 were as follows:

	June 30,	December 31,
	2014	2013

Mining rights	1,035,818	15,000

NOTE 4-	ACQUISITION

On June 20, 2014, DNA Crypto Corp. (“DNAC”), a wholly-owned subsidiary of DNA Precious Metals, Inc., signed a definitive asset purchase agreement with Lynx Mining LLC, a Texas limited liability company (“Lynx”), whereby DNAC acquired the assets of Lynx, being its intellectual property rights. As part of the asset purchase agreement, DNAC issued 4.9 million shares of its common stock to Lynx Mining LLC.  Following the issuance of the DNAC common stock, DNA Precious Metals, Inc. owns 5.1 million shares (51%) of the outstanding shares of common stock of DNAC  and Lynx  owns 4.9 million shares (49%) of DNAC common stock.  The issuance of the 10 million shares represents 100% of DNAC’s authorized common stock. Lynx’s contribution of  all of its intellectual property rights is in connection with the design of proprietary software to mine bitcoins.  Lynx has developed formulas for how much hashing power must be added to negate the decreased Bitcoin generation.

The intellectual property rights acquired from Lynx did not have significant value as Lynx itself was a start-up entity and there had not been any significant amounts expensed by Lynx to design the proprietary software. The 4.9 million shares of DNAC issued to Lynx was for the proprietary software and has been valued at $10,000 as of the acquisition date which represents the approximate cost the individual owners of Lynx expended to develop the software.

From June 3, 2014 to June 30, 2014, aside from the asset purchase agreement, there have been no transactions in DNAC as operations have not yet commenced. As a result, there is no non-controlling interest shown on the consolidated statement of operations.

On August 1, 2014, DNAC entered into an updated Asset Purchase Agreement (“Agreement”) with Lynx Mining LLC. The Agreement rescinds the prior Asset Purchase Agreement entered into between DNAC and Lynx dated June 20, 2014. The updated Agreement takes into account funding obligations by DNA Precious Metals, Inc. into DNAC. The accounting for DNAC as at and for the period ended June 30, 2014 remains the same as stipulated in the original Asset Purchase Agreement dated June 20, 2014.

NOTE 5-	CONVERTIBLE NOTES AND DERIVATIVE LIABILITIES

On April 28, 2014, the Company entered into a Securities Purchase Agreement (“SPA”), with a U.S.-based private equity fund, under which the Company issued a Secured Convertible Promissory Note (the “Convertible Note”) in the amount of $552,500.  The Convertible Note includes an original issue discount of $50,000 (“OID”), calculated at 10% of the principal amount ($500,000), plus an additional $2,500 (“Transaction Expense Amount”) to cover the investor’s due diligence and legal fees in connection therewith.  The principal amount will be paid to the investor in six (6) tranches of an initial amount under the Convertible Note of $250,000 and five (5) additional amounts of $50,000, with each of the additional amounts represented by Investor Notes (the Convertible Note and the Investor Notes are collectively referred to herein as the “Notes”). The initial $250,000 in cash was paid to the Company on April 29, 2014. Payment of the Notes will be made on a monthly basis, beginning six months after the issue date when the Company received the initial $250,000, in the amount of $34,531 per month plus all accrued but unpaid interest and other costs, fees or charges payable, for sixteen (16) months until the balance is paid in full.  The Notes are convertible into common stock, at the option of the investor, at a price of $0.40 per share subject to adjustment in the case of a default, reorganization or recapitalization. In the event the Company elects to prepay all or any portion of the Notes, the Company is required to pay to the investor an amount in cash equal to 125% of the outstanding balance of the Notes, plus accrued interest and any other amounts owing. Interest accrues at the rate of 10% per annum. If the Company fails to repay the Notes when due, or if other events of default thereunder apply, a default interest rate of 22% per annum will apply. In addition, if the Company fails to issue stock to the investor within three trading days of receipt of a notice of conversion, the Company must pay a penalty equal to the greater of greater of $500 per day and 2% of the applicable conversion amount or installment amount, as applicable (but, in any event, the cumulative amount of such late fees shall not exceed the applicable conversion amount or installment amount). The Notes are secured by an interest in all right, title, interest, claims and demands of the Company in and to the property described in the Security Agreement, and all replacements, proceeds, products, and accessions thereof. The Notes  are convertible into shares of our common stock in six tranches, consisting of (i) an initial tranche in an amount equal to $277,500 and any interest, costs, fees or charges accrued thereon or added thereto under the terms of this Note and the other Transaction Documents (as defined in the Securities Purchase Agreement), and (ii) five (5) additional tranches, each in the amount of $55,000, plus any interest, costs, fees or charges accrued thereon or added thereto under the terms of this Note and the other Transaction Documents. Except in the case of a Company default, the Notes are convertible by the investor at a price of $.40 per share. Concurrently with the Securities Purchase Agreement, the Company also issued to the investor  warrants (the "Warrants") to purchase 690,625 shares of the Company’s common stock at an exercise price of $.75 per share subject to adjustment as more fully set forth in the warrant agreement.  The Warrants also contains a cashless exercise provision. The Warrants are for a term of two (2) years.

In accordance with Financial Accounting Standards Board (“FASB”) ASC 815, Derivatives and Hedging, the embedded conversion option in the Convertible Note, as well as the Warrants issued by the Company, are required to be accounted for as derivative instrument liabilities. Such liabilities are initially and continuously carried at fair value with changes in their fair value reported in income in each reporting period. Accounting for the conversion option in the Convertible Note and for the Warrants as derivative instruments is required because both the Convertible Note and the Warrants have down-round anti-dilution protection, or ratchet exercise prices, whereby the conversion or exercise price is reduced if the Company subsequently issues common stock, convertible securities or stock options or stock warrants at a lower price or with a lower exercise or conversion price. Such a provision is inconsistent with the “fixed for fixed” nature of an equity option and therefore the instruments do not meet one of the required tests for equity classification. In addition, because the Convertible Note and the Warrants are denominated in a currency (U.S. dollars) that is different from the Company’s functional currency (Canadian dollars), they do not meet the test of being indexed only to the Company’s common stock. When one or more instruments are accounted for as derivative liabilities at fair value, the proceeds received are first allocated to the initial fair value of those derivative instruments, with any remaining proceeds allocated to the initial carrying value of the Convertible Note, which is accounted for at amortized cost. Interest is accrued on the initial carrying value of the Convertible Note at whatever effective interest rate is required in order to equate the present value of the expected future cash flows associated with the Convertible Note with their initial carrying value. Stated interest on the Note (10% per annum) is not accrued separately but is included in the effective interest rate on the Convertible Note.

The fair value of the embedded conversion option in the Note and the fair value of the Warrants have been calculated using the call option value output from a binomial Lattice model. A binomial Lattice model assumes that the price of the stock that underlies an option follows a probability distribution in which the underlying event only has one of two possible outcomes - the market price of the stock can either go up or go down in the future. The Lattice valuation model takes into account all of the assumptions that market participants would likely consider in negotiating the transfer of the embedded conversion option and the Warrants, namely, stock price, exercise price, time to expiration, volatility, risk-free rate and dividends.

On April 28, 2014, the Convertible Note was issued as follows:

Total Convertible Note	$552,500
Legal fees	(2,500)
Original Issue Discount	(50,000)

Net Convertible Note	$500,000

Of the $500,000, the Company received net proceeds of $222,500 (after payment of legal fees of $2,500 and consideration of the original issue discount of $25,000). A total of $250,000 has yet to be funded as of June 30, 2014.

As at April 28, 2014, the allocation of the debt facility was as follows:

Cash	$222,500
Investor notes receivable	250,000
Assets recorded	472,500

Derivative Liabilities –
Convertible notes – Investors	76,835
Warrants – Investors	200,715
277,550

Convertible notes – Carrying value	58,541
Non-convertible notes – Carrying value	136,409
194,950

Liabilities recorded	$472,500

The Company remains obligated, as at June 30, 2014, for the contractual balance of the Convertible Note of $277,500.

The effective interest expense for the Convertible Note for the period ended June 30, 2014 was $40,172 and the interest earned on the Investor Note for the period ended June 30, 2014 was $4,444.

NOTE 6-	STOCKHOLDERS’ EQUITY

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

•	On June 3, 2014, the Company issued 400,000 shares for investor relations. The common shares were valued at $121,500 representing their fair value on June 3, 2014.

On March 17, 2014, the Company increased the authorized amount of common stock from 150,000,000 common shares to 500,000,000 common shares. There were no changes to the authorized amount of preferred stock.

As of June 30, 2014, the Company has 95,026,000 shares of common stock issued and outstanding.

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

The following table summarizes information about the Company’s stock options as of June 30, 2014 and December 31, 2013:

	June 30, 2014		December 31, 2013
		Weigthed		Weigthed
		average		average
	Number of	exercise	Number of	exercise
	options	price	options	price

Options outstanding, beginning of period	1,283,000	$0.25	-	$-
Granted	-	-	1,333,000	0.25
Exercised	(50,000)	(0.25)	(50,000)	(0.25)
Forfeited	(600,000)	(0.25)	-	-
Expired	-	-	-	-

	633,000	0.25	1,283,000	0.25

The following table summarizes the ranges of exercise prices of outstanding and exercisable options held by officers and directors as of June 30, 2014:

	June 30, 2014			June 30, 2014
	Options Outstanding			Options Exercisable
		Weigthed	Weigthed		Weigthed	Weigthed
		average	average		average	average
	Number of	remaining	exercise	Number of	remaining	exercise
	options	life (years)	price	options	life (years)	price

$ 0.25	633,000	7.13	$0.25	558,000	7.13	$0.25

There were no stock options granted during the six months ended June 30, 2014. The fair value of the stock options granted during the year ended December 31, 2013 amounted to $239,930 and was determined using the Black-Scholes option–pricing model using the following weighted-average assumptions:

Risk-free interest rate	.32%
Dividend yield	-
Volatility	152.5%
Expected life in years	2 years
Exercise price	$0.25

Stock options-based compensation expense included in the condensed consolidated statements of operations and comprehensive loss for the six and three months ended June 30, 2014 and 2013 was $52,490 and $0, respectively, and $22,499 and $0, respectively.

Warrants

The following table summarizes the Company’s share warrants outstanding as of June 30, 2014 and December 31, 2013:

	June 30, 2014			December 31, 2013
		Weighted	Weigthed		Weighted	Weigthed
		average	average		average	average
	Number of	remaining	exercise	Number of	remaining	exercise
	warrants	life (years)	price	warrants	life (years)	price

Warrants outstanding, beginning of period	600,000	2.0	$0.71	-	-	$-
Granted	940,625	1.8	0.63	600,000	2.0	0.71
Exercised	-	-		-	-
Expired	-	-	-	-	-	-

Warrants outstanding, end of period	1,540,625	1.7	$0.66	600,000	2.0	$0.71

The following table summarizes the ranges of exercise prices of outstanding warrants as of June 30, 2014:

	June 30, 2014
	Warrants Outstanding
		Weighted	Weigthed
		average	average
	Number of	remaining	exercise
	options	life (years)	price

$ 0.30	250,000	0.9	0.30
$ 0.50	100,000	1.5	$0.50
$ 0.75	1,190,625	1.8	0.75

	1,540,625	1.7	$0.66

NOTE 7-	FIXED ASSETS

Fixed assets consist of the following as of June 30, 2014 and December 31, 2013:

	Estimated Useful Lives	June 30,	December 31,
	(Years)	2014	2013
Building	15	$1,089,415	$1,089,415
Land		111,587	108,974
Computers	5	5,867	4,424
Office Equipment	5	14,711	14,711
Mill Equipment	5	43,115	43,115
Vehicle	5	25,127	25,127
Asset related to retirement obligations	-	117,151	-
		1,406,973	1,285,766
Less: accumulated depreciation		(15,331)	(9,462)
Fixed assets, net		$1,391,642	$1,276,304

As of June 30, 2014 and 2013, only the computers, office equipment and vehicle have been placed into service. Depreciation for the six and three months ended June 30, 2014 and 2013 was $5,797 and $4,343, respectively, and $2,141 and $2,952, respectively.

NOTE 8-	DEFERRED FINANCING FEES

Deferred finance fees result from the issuance of share warrants as finders’ fees in connection with flow-through financing completed on December 23, 2013 and described in Note 4. The fair value of the warrants amounted to $25,431 and was determined using the Black-Scholes option–pricing model. The deferred financing fees are being amortized over the life of the warrants which is 2 years. Amortization of deferred financing fees for the six and three months ended June 30, 2014 and 2013 was $6,358 and $0, respectively, and $3,179 and $0, respectively.

NOTE 9-	PROVISION FOR INCOME TAXES

As of June 30, 2014, there is no provision for income taxes, current or deferred.

At December 31, 2013, the Company had a net operating loss carry forward in the approximate amount of $4,200,000 available to offset future taxable income through 2034. The Company has established a valuation allowance equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

NOTE 10-              PROMISSORY NOTE

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

NOTE 11-              COMMITMENTS

The Company had the following financial commitments, represented by rental lease agreements, as of June 30, 2014:

Year ending December 31,
2014	$16,520
2015	22,493
2016	22,493
2017	22,493
2018	22,493
$106,492

Rent expense under the lease agreements for the six and three months ended June 30, 2014 and 2013 were $18,885 and $20,964, respectively, and $9,556 and $15,812, respectively.

NOTE 12-	FAIR VALUE MEASUREMENTS

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

The following table represents the fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2014:

	Level 1	Level 2	Level 3	Total
Cash	$35,779	-	-	$35,779
Investor note receivable	-	-	254,444	254,444
Convertible notes payable	-	-	86,214	86,214
Non-convertible notes payable	-	-	148,908	148,908
Derivative liabilities	-	-	366,398	366,398

The derivative liabilities are measured at fair value using the binomial lattice options pricing model, and are classified within Level 3 of the valuation hierarchy. The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial liabilities that are measured at fair value on a recurring basis:

	Six months Ended June 30, 2014	Six Months Ended June 30, 2013
Fair value, beginning of period	$-	$-
Derivative liabilities recorded during the period	277,550	-
Reclassification to equity upon conversion of note	-	-
Reclassification to equity upon amendment of notes and warrants	-	-
Net unrealized (gain) loss on derivative financial instruments	88,848	-
Fair value, end of period	$366,398	$-

NOTE 13-	SUBSEQUENT EVENTS

On August 6, 2014, the Company entered into an agreement with a U.S.-based private equity fund (“Investor”) under which the Company issued an unsecured Convertible Note (“Convertible Note”) in the principal amount of $250,000. The funds to be issued under the Convertible Note is $225,000 (“Consideration”). The Convertible Note includes an original issue discount of $25,000 (“OID”), calculated at 10% of the principal amount ($250,000). The initial Consideration paid to the Company on August 6, 2014 was $60,000. The Investor may pay additional Consideration to the Company in such amounts and at such dates as the Investor may choose in its sole discretion. The principal sum due to the Investor shall be prorated based on the Consideration actually paid by the Investor plus a 10% OID, as well as any other interest or fees, such that the Company is only required to repay the amounts funded and the Company is not required to repay any unfunded portions of the Convertible Note. The Company may repay the Convertible Note at any time on or before 90 days from the transaction date after which the Company may not make further payments on the Convertible Note prior to the Maturity Date without written approval from the Investor. If the Company makes a payment of Consideration on or before 90 days from the transaction date, the interest rate on that payment of Consideration shall be zero percent (0%). If the Company does not repay a payment of Consideration on or before 90 days from the transaction date, a one-time interest charge of 12% shall be applied to the principal amount. Any interest payable is in addition to the OID and that OID (or prorated OID, if applicable) remains payable regardless of time and manner of payment by the Company. The maturity date is two years from the transaction date of each payment ("Maturity Date") and is the date upon which the principal amount of the Convertible Note, as well as any unpaid interest and other fees, shall be due and payable. The Investor has the right, at any time after the transaction date, at its election, to convert all or part of the outstanding and unpaid principal amount and accrued interest (and any other fees) into fully paid and non-assessable shares of common stock of the Company. The conversion price is the lesser of $0.16 or 60% of the lowest trade price in the 25 trading days prior to the conversion. Unless otherwise agreed in writing by both parties, at no time will the Investor convert any amount of the Convertible Note into common stock that would result in the Investor owning more than 4.99% of the common stock outstanding of the Company. At all times that this Convertible Note is outstanding, the Company agrees to reserve at least 10,000,000 shares of common stock for conversion.

On August 1, 2014, DNA Crypto Corp. (“DNAC”) entered into an updated Asset Purchase Agreement (“Agreement”) with Lynx Mining LLC, a Texas limited liability company (“Lynx”). The Agreement rescinds the prior Asset Purchase Agreement entered into between DNAC and Lynx dated June 20, 2014. The updated Agreement takes into account funding obligations by DNA Precious Metals, Inc. into DNAC. The accounting for DNAC as at and for the period ended June 30, 2014 remains the same as stipulated in the original Asset Purchase Agreement dated June 20, 2014. As part of the new Agreement and subsequent to its execution, the Company has remitted $11,000 to DNAC.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

DNA Precious Metals, Inc., a Nevada corporation, (the “Company”) is an exploratory stage mining company. The Company may also be referred to as “we”, “our” or “us”, unless the context provides for otherwise.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses significant factors that have affected our financial position and operations during the six and three month periods ended June 30, 2014 and 2013. This discussion also includes events that occurred after the end of the last fiscal quarter end and contains both historical and forward-looking statements.

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

Our Business

We are an exploration stage mining company. Our Montauban property is located in the Montauban and Chavigny townships near Grondines-West in Portneauf County, Province of Quebec, Canada (the “Montauban Property” or “Property”). Our business objective is to identify proven reserves of gold, silver and other base metals, construct a mill, build out the Property’s infrastructure and place the mine into production. The Property does not contain any known ore reserves according to the definition of ore reserves under Industry Guide 7 promulgated by the Securities and Exchange Commission (“SEC”) as well as various SEC mining related leases. There is no assurance that a commercially viable deposit will be proven through our exploration efforts. The funds we spend on our Property may be unsuccessful in measuring ore reserves that meet SEC guidelines.

On June 20, 2014, DNA Crypto Corp. (“DNAC”), a wholly-owned subsidiary of DNA Precious Metals, Inc., signed a definitive asset purchase agreement with Lynx Mining LLC, a Texas limited liability company (“Lynx”), whereby DNAC acquired the assets of Lynx, being its intellectual property rights. As part of the asset purchase agreement, DNAC issued 4.9 million shares of its common stock to Lynx Mining LLC.  Following the issuance of the DNAC common stock, DNA Precious Metals, Inc. owns 5.1 million shares (51%) of the outstanding shares of common stock of DNAC  and Lynx  owns 4.9 million shares (49%) of DNAC common stock.  The issuance of the 10 million shares represents 100% of DNAC’s authorized common stock. Lynx’s contribution of  all of its intellectual property rights is in connection with the design of proprietary software to mine bitcoins.  Lynx has developed formulas for how much hashing power must be added to negate the decreased Bitcoin generation.

The intellectual property rights acquired from Lynx did not have significant value as Lynx itself was a start-up entity and there had not been any significant amounts expensed by Lynx to design the proprietary software. The 4.9 million shares of DNAC issued to Lynx was for the proprietary software and has been valued at $10,000 as of the acquisition date which represents the approximate cost the individual owners of Lynx expended to develop the software.

From June 3, 2014 to June 30, 2014, aside from the asset purchase agreement, there have been no transactions in DNAC as operations have not yet commenced. As a result, there is no non-controlling interest shown on the consolidated statement of operations.

PROPERTY DESCRIPTION AND LOCATION

The Property is composed of 103 mining claims totaling 3600 hectares located in the Montauban-les-Mines sector of the Notre-Dame-de-Montauban municipality, in the Montauban Township, Portneuf County, Province of Quebec, Canada. The Property is located 120 km east of Quebec City and 80 km north of Trois-Rivières. The Property is located one kilometer west of Montauban-les-Mines with multiple land accesses. Manpower, water and electric power are easily available within the very same distance.

Figure I: Montauban Location Map

Mining Claims Previously Acquired

The Company acquired ten (10) mining claims, which became fifteen (15) mining claims under new government regulations, on June 9, 2011 through the issuance of 5,000,000 common shares with a valuation of $15,000. The mining claims are located in the Montauban and Chavigny townships near Grondines-West in the Portneuf County of Quebec, Canada (“Montauban Mine Property” or “Property”).

New Mining Claims Acquired

On October 30, 2013 and November 27, 2013, the Company entered into binding agreements for the asset acquisitions of an undivided one hundred percent (100%) interest in certain mineral claims and mining assets located in the Province of Quebec’s Montauban and Chavigny townships near Grondines West, in the county of Portneuf, specifically Mining Lease BM 748 and Mining Concession Miniere CM 410. The purchase price was CDN$75,000 together with the issuance of 1,050,000 common shares of the Company. The common shares for the acquisition were valued at their fair market value on the day they were issued which totaled $496,860. In connection with the asset purchase, the Company also issued 40,000 shares of common stock to a former supplier of the vendor for mining related information of the assets purchased valued at $20,000 along with cash consideration of CDN$20,000. The total cost of the acquisition amounted to $612,431. The Company had been awaiting confirmation of the contemplated transaction from a bankruptcy court in Montreal, Quebec overviewing the financial restructuring of the vendor. The bankruptcy court approved the transaction on April 17, 2014 and has been included in mining rights on the consolidated balance sheet as at June 30, 2014.

On January 10, 2014, the Company entered into an asset purchase agreement for an undivided one hundred percent (100%) interest in certain mineral claims located in the Province of Quebec’s Montauban and Chavigny townships near Grondines West, in the county of Portneuf, including claims, rights, concessions and leases. The purchase price was CDN$70,000, 1,000,000 common shares of the Company and a one percent (1%) net smelter return (“NSR”). The Company paid CDN$10,000 upon the signing of the asset purchase agreement with the cash balance due, along with the common shares, upon the closing of the asset purchase agreement and transfer of the mineral claims in the name of the Company. The transfer of the mineral claims was completed in February 2014 whereby the remaining cash balance due and the common shares were released to the vendor. The common shares for the acquisition will be valued at their fair market value on the day they were issued which totaled $340,000. The total cost of the acquisition amounted to $403,840.

On April 14, 2014, the Company entered into an asset purchase agreement for an undivided one hundred percent (100%) interest in fifty seven (57) mining claims located in the Province of Quebec’s Montauban and Chavigny townships near Grondines West, in the county of Portneuf. The purchase price was CDN$5,000 (U.S.$4,547). The transfer of the mining claims has been completed by the Province of Quebec in the name of the Company.

There are mining residues, or tailings, (“Montauban Tailings”) located on the Montauban Property which are considered toxic wastes according to the Quebec Provincial Government. There are no environmental liabilities as such to our Company. However, the Company will have to obtain the necessary permits from the Quebec Government Authorities to realize any further fieldwork having an impact on the environment, especially if re-mobilization of mining residues is contemplated.

On September 14, 2012, we received the Certificate of Authorization issued by the MDDEFP (Ministère du Développement durable, de l’Environnement et des parc) of the Quebec Provincial Government to process the mining residues. On March 13, 2014, we received another Certificate of Authorization, also from the Quebec Provincial Government’s MDDEFP, with respect to operating a cyanization circuit to process the mining residues located on the Montauban Property. Previously, on February 28, 2014, we received approval, from the Quebec Provincial Government, for the Restoration Plan on the Montauban Tailings, which will be implemented after our processing of the mining residues (tailings) on the site. The two (2) Certificates of Authorization issued to us will allow for the construction and installation of equipment facilities to recuperate mica (phlogorite) and precious metals (gold and silver) from the mining residues (tailings) located on the Montauban Property.

The Company’s mineral claims are presented in Table I below, these coming from the Province of Quebec Government Ministry of Natural Resources GESTIM website.

Table I: List of Claims

CLAIM	CLAIM	CLAIM	CLAIM
NUMBER	NUMBER	NUMBER	NUMBER

CDC 2388117	CDC 2395241	CDC 2374988	CDC 2378932
CDC 2388118	CDC 2395242	CDC 2374989	CDC 2378933
CDC 2388119	CDC 2395243	CDC 2374990	CDC 2378934
CDC 2388120	CDC 2395244	CDC 2374991	CDC 2378935
CDC 2388121	CDC 2395245	CDC 2374992	CDC 2378936
CDC 2388122	CDC 2395246	CDC 2374993	CDC 2378937
CDC 2388123	CDC 2395247	CDC 2374994	CDC 2378938
CDC 2388124	CDC 2395248	CDC 2374995	CDC 2378939
CDC 2388125	CDC 2397489	CDC 2374996	CDC 2378940
CDC 2388126	CDC 2190140	CDC 2374997	CDC 2378941
CDC 2388127	CDC 2191456	CDC 2374998	CDC 2378942
CDC 2388128	CDC 2191457	CDC 2374999	CDC 2378943
CDC 2388129	CDC 2191512	CDC 2375000	CDC 2378944
CDC 2388130	CDC 2195875	CDC 2375001	CDC 2378945
CDC 2388131	CDC 2331339	CDC 2375002	CDC 2378946
BM 748	CDC 2331340	CDC 2375003	CDC 2378947
CM 410	CDC 2331341	CDC 2375004	CDC 2378948
	CDC 2331342	CDC 2375005	CDC 2378949
	CDC 2336204	CDC 2375006	CDC 2378950
	CDC 2397363	CDC 2375007	CDC 2378951
	CDC 2398022	CDC 2375008	CDC 2378952
	CDC 2398023	CDC 2375009	CDC 2378953
	CDC 2398024	CDC 2375010	CDC 2378954
	CDC 2398025	CDC 2375011	CDC 2378955
	CDC 2398026	CDC 2378927	CDC 2383757
	CDC 2398027	CDC 2378928	CDC 2383758
	CDC 2398028	CDC 2378929	CDC 2383759
	CDC 2398029	CDC 2378930	CDC 2383760
	CDC 2398030	CDC 2378931

DRILLING SUMMARY

 A systematical sampling program was developed to provide an accurate and homogeneous grid of data to estimate the Montauban mining residues (tailings) potential located on the Property. A 24-hole percussion drilling campaign was performed totaling 143.1 meters. This percussion drilling campaign was considered part of completing a previous 25-hole drilling campaign performed earlier. A total of 49 holes totaling 302.3 meters of drilling were completed.  No proven or indicated reserves were identified.

GEOLOGY

Regional geology consists of three main rock groups: the basement crust, the supracrustal rocks and the intrusive rocks which were respectively identified as the Mekinac Group, the Montauban Group and the La Bostonnais Complex

The Montauban Group is composed of Helikian supracrustal rocks. Those are various gneiss, quartzites, amphibolites, metabasalts and calcosilicated rocks reaching less than 2 kilometers in thickness. The Montauban Property is located in the upper part of this unit.

The Montauban Group is bordered to the East by the La Bostonnais Complex, an intrusive rocks complex formed of basic, tonalitic and felsic igneous rocks. To the West, the Montauban Group is in contact with the Mekinac Group mostly composed of charnockitic migmatites.

The Montauban Property is a three-kilometer long mineralized formation with a geology that is fairly complex being located within an extensively folded sequence of amphibolite facies rocks that are sandwiched between intrusions of granodioritic to gabbroic composition. In the area, these metamorphic rocks strike roughly North-South and dip ±60° to the East and consist of migmatitic biotite gneiss, amphibolite, quartzofeldspathic biotite gneiss and quartzite.

Locally, the Montauban Property mineralization is contained within a thin complex package of biotite gneiss, nodular sillimanite gneiss, cordierite-antophyllite gneiss, calc-silicate rocks and rocks as meta-exhalites (tourmalinite and, along strike iron formation and carbonate rocks).

The Montauban Property is distributed within numerous different zones along the strike length of the mineralization, from South to North, we have the zones: South, Tétreault, A, C, North and Montauban. All zones are zinc-bearing with the exception of the South and North zones which are gold-bearing.

MINERALIZATION

The base metal mineralization found on the Montauban Property is massive to semi-massive sulphides, coarsely grained and mostly composed of sphalerite, galena, pyrrhotite, pyrite and chalcopyrite with minor quantities of cubanite, tetrahedrite and molybdenite.

The gold-bearing mineralization is marginal and consists of disseminated pyrrhotite, galena, sphalerite and chalcopyrite with a large range of minor sulphides, sulphosalts and native minerals.

MONTAUBAN TAILINGS

The Montauban mining residues (“Montauban Tailings”) area of the Property covers a total area of 53,093 m² and amounts to a total volume of 250,750 m³. Since this volume is composed of tailings and that the water table is located within most of the blocks derived from each hole, the specific gravity of the material had to be evaluated to estimate the tonnage that is present on site. The estimation of the specific gravity was performed on the last drilling campaign 24 holes since no recovery evaluation is available from the first drilling campaign. Recovery of tailings in the sampling process averaged about 76% from the last percussion drilling campaign. Recoveries were ranging from 40 to 100%, the lowest values being associated to the high water content of the deepest samples, the water table being at a depth of about 4,6 m (15 ft.) within the pile of tailings. The averaged recovery was in the order of 81% (68 samples) for the upper portion of the tailings and it dropped to below 64% (27 samples) for the deeper portion (below the water table). The specific gravity is then estimated to be 1, 71 g/cm³.

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

To these metals one should add the mica content of the Montauban Tailings, with the mica being mostly composed of the phlogopite type, with some muscovite and minor amounts of biotite. The mica content is estimated to be at least 10 % of the total volume.  The mica is an industrial mineral that is valued according to the market conditions.

DRILLING RESULTS

The distribution of metals within the tailings is not homogeneous.  It was demonstrated with the 49 holes drilled on the Montauban Tailings that recoveries dropped from 81 to less than 64 % below the 4,6 m (15 ft.) horizon, which is more or less the location of the water table within the Montauban Tailings. The impact is seen on metal content when gold is 67 % richer over this horizon, silver is up 73%, Copper also up 63%, and the winner being lead with a jump of 149%. The only one being evenly distributed is zinc.

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

We have also secured the necessary mining permits. On September 14, 2012, we received the Certificate of Authorization issued by the MDDEFP (Ministère du Développement durable, de l’Environnement et des parc) of the Quebec Provincial Government to process the mining residues. On March 13, 2014, we received another Certificate of Authorization, also from the Quebec Provincial Government’s MDDEFP, with respect to operating a cyanization circuit to process the mining residues located on the Montauban Mine Tailings. Previously, on February 28, 2014, we received approval, from the Quebec Provincial Government, for the Restoration Plan on the Montauban Mine Tailings, which will be implemented after our processing of the mining residues (tailings) on the site. The two (2) Certificates of Authorization issued to us will allow for the construction and installation of equipment facilities to recuperate mica (phlogorite) and precious metals (gold and silver) from the mining residues (tailings) located on the Montauban Mine Tailings.

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

SUBSEQUENT EVENTS

On August 6, 2014, the Company entered into an agreement with a U.S.-based private equity fund (“Investor”) under which the Company issued an unsecured Convertible Note (“Convertible Note”) in the principal amount of $250,000. The funds to be issued under the Convertible Note is $225,000 (“Consideration”). The Convertible Note includes an original issue discount of $25,000 (“OID”), calculated at 10% of the principal amount ($250,000). The initial Consideration paid to the Company on August 6, 2014 was $60,000. The Investor may pay additional Consideration to the Company in such amounts and at such dates as the Investor may choose in its sole discretion. The principal sum due to the Investor shall be prorated based on the Consideration actually paid by the Investor plus a 10% OID, as well as any other interest or fees, such that the Company is only required to repay the amounts funded and the Company is not required to repay any unfunded portions of the Convertible Note. The Company may repay the Convertible Note at any time on or before 90 days from the transaction date after which the Company may not make further payments on the Convertible Note prior to the Maturity Date without written approval from the Investor. If the Company makes a payment of Consideration on or before 90 days from the transaction date, the interest rate on that payment of Consideration shall be zero percent (0%). If the Company does not repay a payment of Consideration on or before 90 days from the transaction date, a one-time interest charge of 12% shall be applied to the principal amount. Any interest payable is in addition to the OID and that OID (or prorated OID, if applicable) remains payable regardless of time and manner of payment by the Company. The maturity date is two years from the transaction date of each payment ("Maturity Date") and is the date upon which the principal amount of the Convertible Note, as well as any unpaid interest and other fees, shall be due and payable. The Investor has the right, at any time after the transaction date, at its election, to convert all or part of the outstanding and unpaid principal amount and accrued interest (and any other fees) into fully paid and non-assessable shares of common stock of the Company. The conversion price is the lesser of $0.16 or 60% of the lowest trade price in the 25 trading days prior to the conversion. Unless otherwise agreed in writing by both parties, at no time will the Investor convert any amount of the Convertible Note into common stock that would result in the Investor owning more than 4.99% of the common stock outstanding of the Company. At all times that this Convertible Note is outstanding, the Company agrees to reserve at least 10,000,000 shares of common stock for conversion.

On August 1, 2014, DNAC entered into an updated Asset Purchase Agreement (“Agreement”) with Lynx Mining LLC. The Agreement rescinds the prior Asset Purchase Agreement entered into between DNAC and Lynx dated June 20, 2014. The updated Agreement takes into account funding obligations by DNA Precious Metals, Inc. into DNAC. The accounting for DNAC as at and for the period ended June 30, 2014 remains the same as stipulated in the original Asset Purchase Agreement dated June 20, 2014. As part of the new Agreement and subsequent to its execution, the Company has remitted $11,000 to DNAC.

OUR PLAN OF OPERATIONS GOING FORWARD

We will need additional production financing, including working capital requirements, of $6 million to commence production.  We have no commitments for additional financing.

We may also explore the local potential of other resources such as additional tailings and/or underground resources underneath the Property or close-by in the Montauban area.

COMPARISON OF OPERATING RESULTS FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 2014 AND 2013

Six Months Ended June 30, 2014 and 2013:

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

The condensed consolidated financial statements for the six months ended June 30, 2014, included in this report, reflect total operations and other expenses of $1,078,536, representing a decrease of $346,682 compared to the six months ended June 30, 2013 when total operations and other expenses were $1,425,218. The decrease is mainly attributable to lower amount charged for the cost of salaries and related expenses of $535,111, to lower professional fees of $50,097, to higher exploration costs of $91,682, to higher general and administrative expenses of $141,282, to higher interest expense charges of $35,981 and to an increase in the charge for the fair value adjustment in derivative liabilities of $88,848. We also recognized a loss on conversion of the promissory note of $125,000 during the six month period ended June 30, 2013 for which there was no similar charge during the six month period ended June 30, 2014.

We had engineering costs of $133,633 for the six months ended June 30, 2014, representing an increase of $91,682 compared to the six months ended June 30, 2013 when engineering costs were $41,951. The primary reason for the increase in engineering costs for the six months ended June 30, 2014 compared to the six months ended June 30, 2013 is attributable to the additional mining studies and drilling costs incurred in the current year. As mentioned above, the Company has now received all of its operating permits from the Ministry of Durable Development of the Environmental Parks (“MDDEFP”) of the Quebec Provincial government. With the issuance of all necessary mining permits and approval of the restoration plan and upon obtaining additional financing, we will proceed with the installation of a custom designed milling circuit for the treatment of the mining residues on the Anacon Property.

Three Months Ended June 30, 2014 and 2013:

The condensed consolidated financial statements for the three months ended June 30, 2014, included in this report, reflect total operations and other expenses of $482,440, representing a decrease of $57,939 compared to the three months ended June 30, 2013 when total operations and other expenses were $540,379. The decrease is mainly attributable to lower amount charged for the cost of salaries and related expenses of $229,687, to lower professional fees of $14,351, to higher exploration costs of $6,582, to higher general and administrative expenses of $59,480, to higher interest expense charges of $35,076 and to an increase in the charge for the fair value adjustment in derivative liabilities of $88,848.

We had engineering costs of $20,951 for the three months ended June 30, 2014, representing an increase of $6,582 compared to the three months ended June 30, 2013 when engineering costs were 14,369. The primary reason for the increase in engineering costs for the three months ended June 30, 2014 compared to the three months ended June 30, 2013 is attributable to the additional mining studies and drilling costs incurred in the current quarter. As mentioned above, the Company has now received all of its operating permits from the Ministry of Durable Development of the Environmental Parks (“MDDEFP”) of the Quebec Provincial government.

SOURCE OF FUNDS

We will require additional debt or equity funding to complete the mill and the infrastructure to otherwise conduct operations. In 2012, we filed a registration statement with the Securities and Exchange Commission offering 12 million shares of our common stock at $.25 per share. As of September 30, 2013, we sold a total of 9,428,000 shares of our common stock from the registration statement and secured $2,357,000 in financing. Prior to the effective date of the Registration Statement, we secured funding through the sales of both debt and equity securities in the form of private placements. In the third quarter of 2013, we raised $110,000 from equity securities private placements and an additional $442,000 in the fourth quarter of 2013 from equity securities private placements. Also in the fourth quarter of 2013, the Company raised $472,217 (CDN$500,000) from flow-through financing through the issuance of 1,000,000 shares of common stock and 500,000 warrants. In the first two quarters of 2014, the Company raised $222,500 from the issuance of a convertible note (see below) and $12,500 from the exercise of stock options.

On April 28, 2014, we entered into a Securities Purchase Agreement with Typenex Co-Investments, LLC, a(“Typenex”), under which we issued to Typenex a Secured Convertible Promissory Note (the “Promissory Note”) in the amount of $552,500.  The Promissory Note includes  an original issue discount of $50,000 (“OID”), calculated at 10% of the principal amount ($500,000), plus an additional $2,500 (“Transaction Expense Amount”) to cover Typenex's due diligence and legal fees in connection therewith.  The principal amount will be paid to Typenex in six (6) tranches of an initial amount under the Promissory Note of $250,000 and five (5) additional amounts of $50,000.  The initial $250,000 in cash has been paid to the Company.

Payment of the Typenex Notes will be made on a monthly basis, beginning six months after the issue date when we received the initial $250,000, in the amount of $34,531 per month plus all accrued but unpaid interest and other costs, fees or charges payable, for sixteen (16) months until the balance is paid in full.  The Typenex Notes are convertible into common stock, at the option of Typenex, at a price of $0.40 per share subject to adjustment in the case of a default, reorganization or recapitalization. In the event the Company elects to prepay all or any portion of the Typenex Notes, the Company is required to pay to Typenex an amount in cash equal to 125% of the outstanding balance of the Typenex Notes, plus accrued interest and any other amounts owing.

Interest accrues at the rate of 10% per annum.

The Typenex Notes are secured by an interest in all right, title, interest, claims and demands of the Company.

The Typenex Notes  are convertible into shares of our common stock in six tranches, consisting of (i) an initial tranche in an amount equal to $277,500 and any interest, costs, fees or charges accrued thereon or added thereto under the terms of this Note and the other Transaction Documents (as defined in the Securities Purchase Agreement), and (ii) five (5) additional tranches, each in the amount of $55,000, plus any interest, costs, fees or charges accrued thereon or added thereto under the terms of this Note and the other Transaction Documents. Except in the case of a Company default, the Typenex Notes are convertible by Typenex at a price of $.40 per share.

Concurrently with the Securities Purchase Agreement, we also issued to Typenex a warrant (the "Warrant") to purchase 693,750 shares of our common stock at an exercise price of $.75 per share.   The warrant also contains a cashless exercise provision. The warrant is for a term of two (2) years.

In accordance with Financial Accounting Standards Board (“FASB”) ASC 815, Derivatives and Hedging, the embedded conversion option in the Convertible Note, as well as the Warrants issued by the Company, are required to be accounted for as derivative instrument liabilities. Such liabilities are initially and continuously carried at fair value with changes in their fair value reported in income in each reporting period. Accounting for the conversion option in the Convertible Note and for the Warrants as derivative instruments is required because both the Convertible Note and the Warrants have down-round anti-dilution protection, or ratchet exercise prices, whereby the conversion or exercise price is reduced if the Company subsequently issues common stock, convertible securities or stock options or stock warrants at a lower price or with a lower exercise or conversion price. Such a provision is inconsistent with the “fixed for fixed” nature of an equity option and therefore the instruments do not meet one of the required tests for equity classification. In addition, because the Convertible Note and the Warrants are denominated in a currency (U.S. dollars) that is different from the Company’s functional currency (Canadian dollars), they do not meet the test of being indexed only to the Company’s common stock. When one or more instruments are accounted for as derivative liabilities at fair value, the proceeds received are first allocated to the initial fair value of those derivative instruments, with any remaining proceeds allocated to the initial carrying value of the Convertible Note, which is accounted for at amortized cost. Interest is accrued on the initial carrying value of the Convertible Note at whatever effective interest rate is required in order to equate the present value of the expected future cash flows associated with the Convertible Note with their initial carrying value. Stated interest on the Note (10% per annum) is not accrued separately but is included in the effective interest rate on the Convertible Note.

The fair value of the embedded conversion option in the Note and the fair value of the Warrants have been calculated using the call option value output from a binomial Lattice model. A binomial Lattice model assumes that the price of the stock that underlies an option follows a probability distribution in which the underlying event only has one of two possible outcomes - the market price of the stock can either go up or go down in the future. The Lattice valuation model takes into account all of the assumptions that market participants would likely consider in negotiating the transfer of the embedded conversion option and the Warrants, namely, stock price, exercise price, time to expiration, volatility, risk-free rate and dividends.

Subsequent to the current balance sheet date, on August 6, 2014, the Company entered into an agreement with a U.S.-based private equity fund (“Investor”) under which the Company issued an unsecured Convertible Note (“Convertible Note”) in the principal amount of $250,000. The funds to be issued under the Convertible Note is $225,000 (“Consideration”). The Convertible Note includes an original issue discount of $25,000 (“OID”), calculated at 10% of the principal amount ($250,000). The initial Consideration paid to the Company on August 6, 2014 was $60,000. The Investor may pay additional Consideration to the Company in such amounts and at such dates as the Investor may choose in its sole discretion. The principal sum due to the Investor shall be prorated based on the Consideration actually paid by the Investor plus a 10% OID, as well as any other interest or fees, such that the Company is only required to repay the amounts funded and the Company is not required to repay any unfunded portions of the Convertible Note. The Company may repay the Convertible Note at any time on or before 90 days from the transaction date after which the Company may not make further payments on the Convertible Note prior to the Maturity Date without written approval from the Investor. If the Company makes a payment of Consideration on or before 90 days from the transaction date, the interest rate on that payment of Consideration shall be zero percent (0%). If the Company does not repay a payment of Consideration on or before 90 days from the transaction date, a one-time interest charge of 12% shall be applied to the principal amount. Any interest payable is in addition to the OID and that OID (or prorated OID, if applicable) remains payable regardless of time and manner of payment by the Company. The maturity date is two years from the transaction date of each payment ("Maturity Date") and is the date upon which the principal amount of the Convertible Note, as well as any unpaid interest and other fees, shall be due and payable. The Investor has the right, at any time after the transaction date, at its election, to convert all or part of the outstanding and unpaid principal amount and accrued interest (and any other fees) into fully paid and non-assessable shares of common stock of the Company. The conversion price is the lesser of $0.16 or 60% of the lowest trade price in the 25 trading days prior to the conversion. Unless otherwise agreed in writing by both parties, at no time will the Investor convert any amount of the Convertible Note into common stock that would result in the Investor owning more than 4.99% of the common stock outstanding of the Company.

LIQUIDITY AND CAPITAL RESOURCES

Assets and Liabilities

As of June 30, 2014, total assets were $3,050,513. We had current assets totaling $594,330 represented by cash totaling $35,779, prepaid expenses totaling $252,283, sales tax receivable totaling $51,824 and investor notes receivable totaling $254,444. Current assets as of December 31, 2013 totaled $1,374,306. We also had net fixed assets as of June 30, 2014 totaling $1,391,642, mining claims totaling $1,035,818, net deferred financing fees of $18,723 and proprietary software totaling $10,000. Total assets as of December 31, 2013 were $2,690,691 when we had cash totaling $535,934, prepaid deposit totaling $612,431, prepaid expenses totaling $190,514, sales tax receivable totaling $35,427, net fixed assets totaling $1,276,304, mining claims totaling $15,000 and net deferred financing fees totaling $25,081. There was not a significant change in total assets between December 31, 2013 and June 30, 2014. Total assets as of June 30, 2013 were $1,771,254. The primary reasons for the significant increase of $1,279,259 in our total assets between June 30, 2013 and June 30, 2014 were attributable to the purchases of mining rights resulting in an increase of $1,020,818, to the purchase of proprietary software resulting in an increase of $10,000, and to an increase in fixed assets of $115,338 and to an increase in investor notes receivable of $254,444 and offset by a decrease in prepaid deposits of $612,431 and by a decrease in cash of $500,155.

As of June 30, 2014, total liabilities were $882,754. We had current liabilities totaling $616,695, represented by accounts payable and accrued expenses totaling $164,083, convertible notes carrying value totaling 86,214 and derivative liabilities totaling $366,398.  There were long-term liabilities represented by non-convertible notes carrying value totaling $148,908 and asset retirement obligation totaling $117,151. Total liabilities as of December 31, 2013, represented by current liabilities, totaled $186,729. The primary reasons for the significant increase of our total liabilities between December 31, 2013 and June 30, 2014 were attributable to the increase in convertible notes carrying value of $86,214, to the increase in non-convertible notes carrying value of $148,908, to the increase in derivative liabilities of $366,398 and to an increase in asset retirement obligation of $117,151. Total liabilities as of June 30, 2013, represented by current liabilities, totaled $104,101. The primary reasons for the significant increase of our total liabilities between June 30, 2013 and June 30, 2014 were attributable to the increase in convertible and non-convertible notes carrying value of $235,122, to the increase in derivative liabilities of $366,398, to an increase in asset retirement obligation of $117,151 and to an increase in accounts payable and accrued expenses of $59,982.

We have a working capital deficit of $22,365 as of June 30, 2014 as compared to a working capital surplus of $1,187,577 as of December 31, 2013, representing a decrease of $1,209,942. This decrease is mainly attributable to a decrease in prepaid deposit, represented by mining rights that were reclassified as such on the consolidated balance sheet as at December 31, 2013, of $612,431, by a decrease in cash of $500,155, by an increase in convertible notes carrying value of $86,214, by an increase in derivative liabilities of $366,398 and offset by an increase in investor notes receivable of $254,444. We have invested most of our funds to complete the infrastructure and construction on the mill.

As of June 30, 2014, the cost of fixed assets totaled $1,406,973 and consisted of the mill building at a cost value of $1,089,415, land at a cost value of $111,587, mill equipment at a cost value of $43,115, computer equipment at a cost of $5,867, office equipment at a cost value of $14,711, a vehicle at a cost value of $25,127 and an asset related to retirement obligation of $117,151. As of June 30, 2014, net fixed assets totaled $1,391,642. As of December 31, 2013, the cost of fixed assets totaled $1,285,766 and consisted of the mill building at a cost value of $1,089,415, land at a cost value of $108,974, mill equipment at a cost value of $43,115, computer equipment at a cost value of $4,424, office equipment at a cost value of $14,711 and a vehicle at a cost value $25,127. As of December 31, 2013, net fixed assets totaled $1,276,304. The primary reason for the difference in fixed assets between December 31, 2013 and June 30, 2014 is attributable to the increase in asset related to retirement obligation of $117,151.

As of June 30, 2014, the cost of mining claims totaled $1,035,818. As of December 31, 2013, the cost of mining claims totaled $15,000. The primary reason for the difference in mining claims between December 31, 2013 and June 30, 2014 is attributable to the completion of three (3) acquisitions of mining properties during the six months ended June 30, 2014. The cost of the first acquisition for 2 mining claims was $612,431, the second acquisition for 29 mining claims was $403,840 and the third acquisition for 57 mining claims was $4,547. The initial acquisition of 15 mining claims was for $15,000. As of June 30, 2014, the Company held 103 mining claims.

As of June 30, 2014, we had an accumulated deficit totaling $5,789,058 as compared to $4,710,522 as of December 31, 2013. The $1,078,536 increase in the accumulated deficit is attributable to the loss recorded for the six months ended June 30, 2014.

The success of our mining operations business and the ability to continue as a going concern will be dependent upon our ability to obtain additional and adequate financing to commence profitable commercial activities in the extraction of gold, silver and other base metals and meet anticipated performance specifications on a continuous and long term commercial basis.

Going Concern

Our consolidated financial statements have been prepared on a going concern basis. The going concern basis of presentation assumes that we will continue in operation for the foreseeable future and be able to realize assets and discharge its liabilities and commitments in the normal course of business. We have not generated revenues since our inception and we have generated losses totaling $2,937,475 and $797,126 for the years ended December 31, 2013 and 2012, respectively, losses totaling $1,078,536 and $1,425,218 for the six months ended June 30, 2014 and 2013, respectively. We have had very little operating history to date.

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

PART II - OTHER INFORMATION

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

Not applicable

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

DNA Precious Metals, Inc.

Date: August 19, 2014	By: /s/ James Chandik

James Chandik, Chief Executive Officer & President

Date: August 19, 2014	By: /s/ Tony J. Giuliano

Tony J. Giuliano, Chief Financial Officer