Form 10-Q
period 2014-09-30
DNA PRECIOUS METALS INC.
filed 2014-11-13
CIK 1506503

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: _____________ to _____________

Commission file number: 333-178624

DNA PRECIOUS METALS, INC.
 (Exact name of Registrant as Specified in its Charter)

Nevada	37-1640902
(State or other jurisdiction of Incorporation	(I.R.S. Employer Identification No.)

9125 rue Pascal Gagnon, Suite 204, Saint Leonard, Quebec, Canada HIP IZ4

(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

(514) 852-2111
(REGISTRANT’S TELEPHONE NUMBER)

Not Applicable
(FORMER NAME OR FORMER ADDRESS, IF CHANGES SINCE LAST REPORT)

All correspondence to:
James Chandik, CEO
DNA Precious Metals, Inc.
9125 Pascal Gagnon, Suite 204
Saint Leonard, Quebec, Canada H1P 1Z4
Office: (514) 852-2111
Fax: (514) 852-2221
Email: james.chandik@dnapreciousmetals.com

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes                ☒ No

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act☐ Yes                ☐ No

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:  100,586,000 of common stock, $0.001 par value, as of November 13, 2014.

DNA Precious Metals, Inc.

The consolidated financial statements are unaudited. However, management of registrant believes that all necessary adjustments, including normal recurring adjustments, have been reflected to present fairly the financial position of registrant as at September 30, 2014 and the results of its operations for the nine and three months ended September 30, 2014 and 2013 and changes in its cash position for the nine months ended September 30, 2014 and 2013.

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

PART 1 - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

DNA PRECIOUS METALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2014 AND DECEMBER 31, 2013
(in United States dollars)

	(Unaudited)
	SEPTEMBER 30,	DECEMBER 31,
	2014	2013

ASSETS
CURRENT ASSETS
Cash	$29,769	$535,934
Prepaid deposits	-	612,431
Prepaid expenses	230,376	190,514
Sales tax receivable	48,296	35,427
Investor notes receivable	260,833	-
Total current assets	569,274	1,374,306

Fixed assets, net	1,386,098	1,276,304

OTHER ASSETS
Deferred financing fees, net	15,545	25,081
Mining rights	1,035,818	15,000
Proprietary software	10,000	-
Total other assets	1,061,363	40,081

TOTAL ASSETS	$3,016,735	$2,690,691

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$197,348	$186,729
Convertible notes - carrying value, net of original issue discount	210,017	-
Derivative liabilities	342,499	-
Total current liabilities	749,864	186,729

OTHER LIABILITIES
Non-convertible notes - carrying value	168,758	-
Asset retirement obligation	111,607	-
Total other liabilities	280,365	-

TOTAL LIABILITIES	1,030,229	186,729

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value, 10,000,000 shares authorized
Nil shares issued and outstanding	-	-
Common stock, $0.001 par value, 500,000,000 shares authorized
95,026,000 and 95,076,000 shares issued and outstanding, respectively	95,026	95,076
Additional paid in capital	7,885,921	7,313,888
Deferred compensation	-	(187,500)
Accumulated deficit	(5,973,608)	(4,710,522)
Accumulated other comprehensive loss	(20,833)	(6,980)

Total stockholders' equity	1,986,506	2,503,962

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,016,735	$2,690,691

The accompanying notes are an integral part of these condensed consolidated financial statements.

DNA PRECIOUS METALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013
(in United States dollars)
(Unaudited)

	NINE MONTHS ENDED		THREE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2014	2013	2014	2013

REVENUE	$-	$-	$-	$-

COST OF REVENUES	-	-	-	-

GROSS PROFIT	-	-	-	-

OPERATING EXPENSES
Exploration costs	133,633	49,522	-	7,571
Salaries and related expenses (including stock-based compensation)	411,860	1,261,271	10,783	325,083
Professional fees	204,602	249,524	60,730	55,555
Rent	30,634	30,689	11,749	9,725
Depreciation and amortization	15,334	6,556	3,179	2,213
General and administrative	287,117	256,016	44,202	154,382
Total operating expenses	1,083,180	1,853,578	130,643	554,529

OTHER (INCOME) EXPENSE
Interest expense, net	114,957	1,579	77,980	409
Fair value adjustment in derivative liabilities	64,949	-	(23,899)	-
Loss on conversion of promissory note	-	125,000	-	-
Exploration tax credits	-	(111,095)	-	(111,093)
Total other (income) expense	179,906	15,484	54,081	(110,684)

Net loss before provision for income taxes	(1,263,086)	(1,869,062)	(184,724)	(443,845)

Provision for income taxes	-	-	-	-

Net loss before non-controlling interest	(1,263,086)	(1,869,062)	(184,724)	(443,845)

Net loss attributable to non-controlling interest	-	-	-	-

NET LOSS	$(1,263,086)	$(1,869,062)	$(184,724)	$(443,845)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	95,043,216	89,069,040	95,026,000	90,191,030

NET LOSS PER SHARE	$(0.01)	$(0.02)	$(0.00)	$(0.00)

COMPREHENSIVE LOSS
Net loss	$(1,263,086)	$(1,869,062)	$(184,724)	$(443,845)
Currency translation adjustment	(13,853)	(20,926)	(3,453)	1,122
Total comprehensive loss	$(1,276,939)	$(1,889,988)	$(188,177)	$(442,723)

The accompanying notes are an integral part of these condensed consolidated financial statements.

DNA PRECIOUS METALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013
(in United States dollars)
(Unaudited)

	NINE MONTHS ENDED
	SEPTEMBER 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss for the period	$(1,263,086)	$(1,869,062)

Adjustments to reconcile net (loss)
to net cash (used in) operating activities:
Depreciation and amortization	15,333	6,556
Amortization of original issue discount	477	-
Non-cash interest charges	112,515	-
Fair value adjustment in derivative liabilities	64,949	-
Shares and options issued for compensation	246,740	896,928
Loss on conversion of promissory note	-	125,000
Common shares and warrants issued for services	83,948	126,000

Change in assets and liabilities
(Increase) decrease in prepaid expenses and deposits	(39,862)	(62,457)
(Increase) decrease in sales tax receivable	(12,869)	46,650
(Decrease) in accounts payable and accrued expenses	76,860	(47,889)
Total adjustments	548,091	1,090,788
Net cash (used in) operating activities	(714,995)	(778,274)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of fixed assets	(2,613)	(48,468)
Acquisition of mining rights	(68,387)	-
Net cash (used in) investing activities	(71,000)	(48,468)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds received from convertible notes	282,500	-
Cash received for common stock and liability for stock to be issued	12,500	504,000
Net cash provided by financing activities	295,000	504,000

Effect of foreign currency	(15,170)	(4,945)

NET (DECREASE) IN CASH	(506,165)	(327,687)

CASH - BEGINNING OF PERIOD	535,934	598,938

CASH - END OF PERIOD	$29,769	$271,251

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	1,965	1,579
Income taxes	-	-

SUPPLEMENTAL NON-CASH ACTIVITY:
Common stock issued for mining rights	340,000	-
Conversion of promissory note to common stock	-	627,550
Deferred compensation for common stock	187,500	875,000
Issuance of common stock and warrants for prepaid expenses	103,743	-

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTE 1-	ORGANIZATION AND BASIS OF PRESENTATION

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

On June 2, 2006, Celtic Capital, Inc. was incorporated in the State of Nevada. On October 20, 2008, Celtic Capital, Inc. changed its name to Entertainment Educational Arts Inc. On May 12, 2010, the Company changed its name to DNA Precious Metals, Inc. (the “Company”). On October 29, 2010, the Company formed DNA Canada Inc., a Canadian (Province of Quebec) incorporated company, as a wholly-owned subsidiary. The Company will operate all of its exploration operations through this Canadian entity. On June 3, 2014, the Company incorporated DNA Crypto Corp., under the laws of the State of Nevada, initially as a wholly-owned subsidiary of DNA Precious Metals, Inc. On September 15, 2014 the Company terminated the agreement with DNA Crypto Corp. As a result, the Company no longer has any ownership interest in that company.

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

Going Concern

The consolidated financial statements have been prepared on a going concern basis. The going concern basis of presentation assumes that the Company will continue in operation for the foreseeable future and be able to realize its assets and discharge its liabilities and commitments in the normal course of business. The Company has not generated revenues since inception and has generated losses totaling $1,263,086 and $1,869,062 for the nine months ended September 30, 2014 and 2013, respectively.

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

From January 2014 to September 2014, the Company raised $295,000 from the issuance of two different convertible notes and the exercise of stock options. The Company raised $523,564 (CDN$552,000) from the sale of 2,208,000 shares of common stock in August, September and October 2013 and $472,217 (CDN$500,000) from flow-through financing through the issuance of 1,000,000 shares of common stock and 500,000 warrants in December 2013.

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

Exploration Tax Credits

The Company is entitled to certain exploration tax credits for the exploration expenditures they have incurred from the Canadian federal government and the government of the Province of Quebec. Some of the tax credits available from the Province of Quebec are in the form of cash. Qualifying expenditures include exploration costs and salaries to conduct the activities of the Company. During the year ended December 31, 2012, the Company received $108,284 in tax credits for qualifying expenditures. During the year ended December 31, 2013, the Company received $111,095 in tax credits for qualifying expenditures. During the nine months ended September 30, 2014, the Company received no tax credits for qualifying expenditures. The Company’s policy is to record the tax credits when received rather than when applied for. Research tax credits must be reviewed and approved by the appropriate tax authorities when applied and it is possible that the amounts granted may differ from the amounts applied for.

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

The Company signed convertible notes and warrants and has determined that a conversion option is embedded in the note and it is required to bifurcate the conversion option from the host contract under ASC 815 and account for the derivatives at fair value. The estimated fair value of the conversion option was determined using the binomial model. The fair value of the conversion option will be classified as a liability until the debt is converted by the note holders or paid back by the Company. The fair value will be affected by changes in inputs to that model including our stock price, expected stock price volatility, the contractual term, and the risk-free interest rate. The Company will continue to classify the fair value of the conversion option as a liability until the conversion option is exercised, expires or is amended in a way that would no longer require these conversion options to be classified as a liability, whichever comes first. The Company has adopted a sequencing policy that reclassifies contracts (from equity to assets or liabilities) with the most recent inception date first. Thus any available shares are allocated first to contracts with the most recent inception date.

For the binomial lattice options pricing model, the Company used the following assumptions and weighted average fair value ranges as at the transaction date, April 28, 2014, and for the period ended September 30, 2014:

Convertible Notes:	April 28, 2014	September 30, 2014

Risk free interest rate	.0577%	.0498%
Dividend yield	N/A	N/A
Volatility	86.31%	149.46%

Warrants:	April 28, 2014	September 30, 2014

Risk free interest rate	.1442%	..0498%
Dividend yield	N/A	N/A
Volatility	97.33%	164.41%

Income Taxes

The Company uses the liability method of accounting for income taxes under which deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted or substantially enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as part of the provision for income taxes in the period that includes the enactment date. Deferred tax liabilities are always provided for in full. Deferred tax assets are recognized to the extent that it is probable that they will be able to be utilized against future taxable income. Deferred tax assets and liabilities are offset only when the Company has a right and intention to set off current tax assets and liabilities from the same taxation authority. Valuation allowances are established, when necessary, to reduce deferred tax assets to amounts that are expected to be realized.

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

The following is a reconciliation of the computation for basic and diluted EPS:

	Nine Months Ended
	Sept. 30,	Sept. 30,
	2014	2013

Net loss	$(1,263,086)	$(1,869,062)

Weighted-average common shares
outstanding (Basic)	95,043,216	89,069,040

Weighted-average common shares
Equivalent
Convertible notes	1,493,750	-
Stock options	633,000	1,333,000
Warrants	1,540,625	-

Weighted-average common shares
outstanding (Diluted)	98,710,591	90,402,040

Recent Issued Accounting Standards
During August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements—Going Concern.” The provisions of ASU No. 2014-15 require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). The amendments in this ASU are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. The Company is currently assessing the impact of this ASU on the Company’s consolidated financial statements.

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

During July 2013, the FASB issued an Accounting Standards Update No. 2013-11, “Income Taxes (Topic 740) - Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carry forward, a Similar Tax Loss, or a Tax Credit Carry forward Exists (“ASU 2013-11”)”.  The objective of ASU 2013-11 is to clarify the financial presentation of an unrecognized tax benefit when a net operating loss carry forward, a similar tax loss, or a tax credit carry forward exists.  The assessment of whether a deferred tax asset is available is based on the unrecognized tax benefit and deferred tax asset that exist at the reporting date and should be made presuming disallowance of the tax position at the reporting date. ASU 2013-11 is effective for fiscal years, and interim periods within those years beginning after December 15, 2013.  The Company does not expect that the adoption of ASU 2013-11 will have a significant impact on the presentation of its financial statements.

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

On October 30, 2013 and November 27, 2013, the Company entered into binding agreements for the asset acquisitions of an undivided one hundred percent (100%) interest in certain mineral claims and mining assets located in the Province of Quebec’s Montauban and Chavigny townships near Grondines West, in the county of Portneuf, specifically Mining Lease BM 748 and Mining Concession Miniere CM 410. The purchase price was CDN$75,000 together with the issuance of 1,050,000 common shares of the Company. The common shares for the acquisition were valued at their fair market value on the day they were issued which totaled $496,860. In connection with the asset purchase, the Company also issued 40,000 shares of common stock to a former supplier of the vendor for mining related information of the assets purchased valued at $20,000 along with cash consideration of CDN$20,000. The total cost of the acquisition amounts $612,431. The Company had been awaiting confirmation of the contemplated transaction from a bankruptcy court in Montreal, Quebec overviewing the financial restructuring of the vendor. The bankruptcy court approved the transaction on April 17, 2014 and have been included in mining rights on the consolidated balance sheet as at June 30, 2014.

On January 10, 2014, the Company entered into an asset purchase agreement for an undivided one hundred percent (100%) interest in certain mineral claims located in the Province of Quebec’s Montauban and Chavigny townships near Grondines West, in the county of Portneuf, including claims, rights, concessions and leases. The purchase price was CDN$70,000, 1,000,000 common shares of the Company and a one percent (1%) net smelter return (“NSR”). The Company paid CDN$10,000 upon the signing of the asset purchase agreement with the cash balance due, along with the common shares, upon the closing of the asset purchase agreement and transfer of the mineral claims in the name of the Company. The transfer of the mineral claims was completed in February 2014 whereby the remaining cash balance due and the common shares were released to the vendor. The common shares for the acquisition will be valued at their fair market value on the day they were issued which totaled $340,000. The total cost of the acquisition amounts $403,840.

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

Total mining rights as of September 30, 2014 and December 31, 2013 were as follows:

	September 30,	December 31,
	2014	2013

Mining rights	1,035,818	15,000

NOTE 4-	ACQUISITION

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

From June 3, 2014 to September 14, 2014, aside from the asset purchase agreement, there have been limited transactions in DNAC as operations had not yet fully commenced. As a result, there is a nominal non-controlling interest shown on the consolidated statement of operations.

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

On September 15, 2014 DNA Precious Metals, Inc. terminated for cause the Asset Purchase Agreement entered into July 14, 2014 with Lynx Mining LLC, a Texas limited liability company (“Lynx”).  The intellectual property rights transferred to DNA Crypto, Inc. and the services provided by Lynx to implement the Company’s business plan were deficient.  DNA Precious Metals, Inc. is seeking the return of the $11,000 previously advanced to Lynx.  The termination did not result in any penalties.

NOTE 5-	CONVERTIBLE NOTES AND DERIVATIVE LIABILITIES

On August 6, 2014, the Company entered into an agreement with a U.S.-based private equity fund (“Investor”) under which the Company issued an unsecured Convertible Note (“Convertible Note”) in the principal amount of $250,000. The funds to be issued under the Convertible Note is $225,000 (“Consideration”). The Convertible Note includes an original issue discount of $25,000 (“OID”), calculated at 10% of the principal amount ($250,000). The initial Consideration paid to the Company on August 6, 2014 was $66,000. The Investor may pay additional Consideration to the Company in such amounts and at such dates as the Investor may choose in its sole discretion. The principal sum due to the Investor shall be prorated based on the Consideration actually paid by the Investor plus a 10% OID, as well as any other interest or fees, such that the Company is only required to repay the amounts funded and the Company is not required to repay any unfunded portions of the Convertible Note. The Company may repay the Convertible Note at any time on or before 90 days from the transaction date after which the Company may not make further payments on the Convertible Note prior to the Maturity Date without written approval from the Investor. If the Company makes a payment of Consideration on or before 90 days from the transaction date, the interest rate on that payment of Consideration shall be zero percent (0%). If the Company does not repay a payment of Consideration on or before 90 days from the transaction date, a one-time interest charge of 12% shall be applied to the principal amount. Any interest payable is in addition to the OID and that OID (or prorated OID, if applicable) remains payable regardless of time and manner of payment by the Company. The maturity date is two years from the transaction date of each payment ("Maturity Date") and is the date upon which the principal amount of the Convertible Note, as well as any unpaid interest and other fees, shall be due and payable. The Investor has the right, at any time after the transaction date, at its election, to convert all or part of the outstanding and unpaid principal amount and accrued interest (and any other fees) into fully paid and non-assessable shares of common stock of the Company. The conversion price is the lesser of $0.16 or 60% of the lowest trade price in the 25 trading days prior to the conversion. Unless otherwise agreed in writing by both parties, at no time will the Investor convert any amount of the Convertible Note into common stock that would result in the Investor owning more than 4.99% of the common stock outstanding of the Company. At all times that this Convertible Note is outstanding, the Company agrees to reserve at least 10,000,000 shares of common stock for conversion. On October 30, 2014, the Company and the Investor entered into an amendment (“Amendment #1”), whereby the Company will pay a partial note repayment in the amount of $33,333 which equals 50% of the note balance  which includes $3,333  in interest, with the remaining balance due by January 6, 2015. The initial payment was made on November 5, 2014, and if the second payment is not made, a one-time interest charge of 12% shall be applied to the remaining principal sum.

During the period ended September 30, 2014, the Company recognized $6,000 in Original Issue Discount on the note, and amortized $477 through September 30, 2014, leaving a balance of $5,523 as of September 30, 2014.

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

Of the $500,000, the Company received net proceeds of $222,500 (after payment of legal fees of $2,500 and consideration of the original issue discount of $25,000). A total of $250,000 has yet to be funded as of September 30, 2014.

As at April 28, 2014, the allocation of the debt facility was as follows:

Cash	$222,500
Investor notes receivable	250,000
Assets recorded	472,500

Derivative Liabilities –
Convertible notes – Investors	76,835
Warrants – Investors	200,715
277,550

Convertible notes – Carrying value	58,541
Non-convertible notes – Carrying value	136,409
194,950

Liabilities recorded	$472,500

The Company remains obligated, as at September 30, 2014, for the contractual balance of the Convertible Note of $277,500.

The effective interest expense for the Convertible Note for the nine month period ended September 30, 2014 was $123,348 and the interest earned on the Investor Note for the nine month period ended September 30, 2014 was $10,833.

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

As of September 30, 2014, the Company has 95,026,000 shares of common stock issued and outstanding.

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

The following table summarizes information about the Company’s stock options as of September 30, 2014 and December 31, 2013:

	Sept. 30, 2014		December 31, 2013
		Weigthed		Weigthed
		average		average
	Number of	exercise	Number of	exercise
	options	price	options	price

Options outstanding, beginning of period	1,283,000	$0.25	-	$-
Granted	-	-	1,333,000	0.25
Exercised	(50,000)	(0.25)	(50,000)	(0.25)
Forfeited	(600,000)	(0.25)	-	-
Expired	-	-	-	-

	633,000	0.25	1,283,000	0.25

The following table summarizes the ranges of exercise prices of outstanding and exercisable options held by officers and directors as of September 30, 2014:

	Sept. 30, 2014			Sept. 30, 2014
	Options Outstanding			Options Exercisable
		Weigthed	Weigthed		Weigthed	Weigthed
		average	average		average	average
	Number of	remaining	exercise	Number of	remaining	exercise
	options	life (years)	price	options	life (years)	price

$ 0.25	633,000	7.13	$0.25	558,000	7.13	$0.25

There were no stock options granted during the nine months ended September 30, 2014. The fair value of the stock options granted during the year ended December 31, 2013 amounted to $239,930 and was determined using the Black-Scholes option–pricing model using the following weighted-average assumptions:

Risk-free interest rate	.32%
Dividend yield	-
Volatility	152.5%
Expected life in years	2 years
Exercise price	$0.25

Stock options-based compensation expense included in the condensed consolidated statements of operations and comprehensive loss for the nine and three months ended September 30, 2014 and 2013 was $59,240 and $21,928, respectively, and $6,750 and $21,928, respectively.

Warrants

The following table summarizes the Company’s share warrants outstanding as of September 30, 2014 and December 31, 2013:

	September 30, 2014			December 31, 2013
		Weighted	Weigthed		Weighted	Weigthed
		average	average		average	average
	Number of	remaining	exercise	Number of	remaining	exercise
	warrants	life (years)	price	warrants	life (years)	price

Warrants outstanding, beginning of period	600,000	2.0	$0.71	-	-	$-
Granted	940,625	1.8	0.63	600,000	2.0	0.71
Exercised	-	-		-	-
Expired	-	-	-	-	-	-

Warrants outstanding, end of period	1,540,625	1.7	$0.66	600,000	2.0	$0.71

The following table summarizes the ranges of exercise prices of outstanding warrants as of September 30, 2014:

	September 30, 2014
	Warrants Outstanding
		Weighted	Weigthed
		average	average
	Number of	remaining	exercise
	options	life (years)	price

$ 0.30	250,000	0.9	0.30
$ 0.50	100,000	1.5	$0.50
$ 0.75	1,190,625	1.8	0.75

	1,540,625	1.7	$0.66

NOTE 7-	FIXED ASSETS

Fixed assets consist of the following as of September 30, 2014 and December 31, 2013:

	Estimated Useful Lives	September 30,	December 31,
	(Years)	2014	2013
Building	15	$1,089,415	$1,089,415
Land		111,587	108,974
Computers	5	5,867	4,424
Office Equipment	5	14,711	14,711
Mill Equipment	5	43,115	43,115
Vehicle	5	25,127	25,127
Asset related to retirement obligations	-	111,607	-
		1,401,429	1,285,766
Less: accumulated depreciation		(15,331)	(9,462)
Fixed assets, net		$1,386,098	$1,276,304

As of September 30, 2014 and 2013, only the computers, office equipment and vehicle have been placed into service. Depreciation for the nine and three months ended September 30, 2014 and 2013 was $7,837 and $6,556 respectively, and $2,040 and $2,213, respectively.

NOTE 8-	DEFERRED FINANCING FEES

Deferred finance fees result from the issuance of share warrants as finders’ fees in connection with flow-through financing completed on December 23, 2013 and described in Note 4. The fair value of the warrants amounted to $25,431 and was determined using the Black-Scholes option–pricing model. The deferred financing fees are being amortized over the life of the warrants which is 2 years. Amortization of deferred financing fees for the nine and three months ended September 30, 2014 and 2013 was $9,886 and $0, respectively, and $3,179 and $0, respectively.

NOTE 9-	PROVISION FOR INCOME TAXES

As of September 30, 2014, there is no provision for income taxes, current or deferred.

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

NOTE 11-              COMMITMENTS

The Company had the following financial commitments, represented by rental lease agreements, as of September 30, 2014:

Year ending December 31,
2014	$6,942
2015	22,493
2016	22,493
2017	22,493
2018	22,493
$96,914

Rent expense under the lease agreements for the nine and three months ended September 30, 2014 and 2013 were $30,634 and $30,689, respectively, and $11,749 and $9,725, respectively.

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

The following table represents the fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2014:

	Level 1	Level 2	Level 3	Total
Cash	$29,769	-	-	$29,769
Investor note receivable	-	-	260,833	260,833
Convertible notes payable	-	-	215,063	215,063
Non-convertible notes payable	-	-	168,758	168,758
Derivative liabilities	-	-	342,499	342,499

The derivative liabilities are measured at fair value using the binomial lattice options pricing model, and are classified within Level 3 of the valuation hierarchy. The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial liabilities that are measured at fair value on a recurring basis:

	Nine months Ended September30, 2014	Nine Months Ended September 30, 2013
Fair value, beginning of period	$-	$-
Derivative liabilities recorded during the period	277,550	-
Reclassification to equity upon conversion of note	-	-
Reclassification to equity upon amendment of notes and warrants	-	-
Net unrealized (gain) loss on derivative financial instruments	64,949	-
Fair value, end of period	$342,499	$-

NOTE 13-	SUBSEQUENT EVENTS

On October 29, 2014 the Company made a payment to Typenex in the amount of $49,368.  On November 5, 2014 the Company made a payment to JMJ Financial in the amount of $33,333.

From October 1, 2014 to present, the Company raised $240,500 CAD through the sale of Company common stock in a private place subscription agreement at $0.05 per share.  The Company issued a total of 4,810,000 shares to the eight different shareholders.

On October 17, 2014 Tony Giuliano tendered his resignation as the Company’s Chief financial officer and Director.  Mr. Giuliano’s resignation was not in connection with any of our operations, policies or practices.  Consequently, on October 20, 2014 the Company’s Board of Directors appointed Michel Lebeuf as vice president of legal affairs and corporate development.  Mr. Lebeuf was also appointed to fill the vacancy on the Board of Directors created by the departure of Mr. Giuliano.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

DNA Precious Metals, Inc., a Nevada corporation, (the “Company”) is an exploratory stage mining company. The Company may also be referred to as “we”, “our” or “us”, unless the context provides for otherwise.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses significant factors that have affected our financial position and operations during the nine and three month periods ended September 30, 2014 and 2013. This discussion also includes events that occurred after the end of the last fiscal quarter end and contains both historical and forward-looking statements.

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

From June 3, 2014 to September 14, 2014, aside from the asset purchase agreement, there have been limited transactions in DNAC as operations have not yet fully commenced. As a result, there is a nominal non-controlling interest shown on the consolidated statement of operations.

On August 1, 2014, DNAC entered into an updated Asset Purchase Agreement (”Agreement”) with Lynx Mining LLC  The Agreement rescinds the prior Asset Purchase Agreement entered into between DNAC and Lynx dated June 20, 2014.  The updated Agreement takes into account funding obligations by DNA Precious Metals, Inc. into DNAC.  The accounting for DNAC as at for the period ended September 30, 2014 remains the same as stipulated in the original Asset Purchase Agreement dated June 20, 2014.  As part of the new Agreement and subsequent to its execution, the Company has remitted $11,000 to DNAC.

On September 15, 2014 DNA Precious Metals, Inc. terminated for cause the Asset Purchase Agreement entered into July 14, 2014 with Lynx Mining LLC, a Texas limited liability company (“Lynx”).  The intellectual property rights transferred to DNA Crypto Inc, (“DNAC”) and the services provided by Lynx to implement the Company’s business plan were deficient.  The termination did not result in any penalties, and DNAC is looking to recover the $11,000 they funded to Lynx.

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

There are mining residues, or tailings, (“Montauban Tailings”) located on the Montauban Property which are considered by the Quebec Provincial Government as toxic wastes. There are no environmental liabilities as such to our Company. However, the Company will have to obtain the necessary permits from the Quebec Government Authorities to realize any further fieldwork having an impact on the environment, especially if re-mobilization of mining residues is contemplated.

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

MINERALIZATION

The base metal mineralization found in Montauban Property is massive to semi-massive sulphides, coarsely grained and mostly composed of sphalerite, galena, pyrrhotite, pyrite and chalcopyrite with minor quantities of cubanite, tetrahedrite and molybdenite.

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

COMPARISON OF OPERATING RESULTS FOR THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

Nine Months Ended September 30, 2014 and 2013:

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

The condensed consolidated financial statements for the nine months ended September 30, 2014, included in this report, reflect total operations and other expenses of $1,263,086, representing a decrease of $605,976 compared to the nine months ended September 30, 2013 when total operations and other expenses were $1,869,062. The decrease is mainly attributable to lower amount charged for the cost of salaries and related expenses of $849,411, to lower professional fees of $44,922, to higher exploration costs of $84,111, to higher general and administrative expenses of $31,101, to higher interest expense charges of $114,957 and to an increase in the charge for the fair value adjustment in derivative liabilities of $64,949. We also recognized a loss on conversion of the promissory note of $125,000 during the nine month period ended September 30, 2013 for which there was no similar charge during the nine month period ended September 30, 2014 and an exploration tax credit of $111,095 was received during the three month period ended September 30, 2013 compared to $0 in 2014.

We had exploration costs of $133,633 for the nine months ended September 30, 2014, representing an increase of $84,111 compared to the nine months ended September 30, 2013 when engineering costs were $49,522. The primary reason for the increase in engineering costs for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 is attributable to the additional mining studies and drilling costs incurred in the current year. As mentioned above, the Company has now received all of its operating permits from the Ministry of Durable Development of the Environmental Parks (“MDDEFP”) of the Quebec Provincial government. With the issuance of all necessary mining permits and approval of the restoration plan and upon obtaining additional financing, we will proceed with the installation of a custom designed milling circuit for the treatment of the mining residues on the Anacon Property.

Three Months Ended September 30, 2014 and 2013:

The condensed consolidated financial statements for the three months ended September 30, 2014, included in this report, reflect total operations and other expenses of $184,724, representing a decrease of $259,121 compared to the three months ended September 30, 2013 when total operations and other expenses were $443.845. The decrease is mainly attributable to lower amount charged for the cost of salaries and related expenses of $314,300, to higher professional fees of $5,175, to lower exploration costs of $7,571, to lower general and administrative expenses of $110,180, to higher interest expense charges of $77,980 and to a decrease in the charge for the fair value adjustment in derivative liabilities of $23,899.

We had no exploration costs for the three months ended September 30, 2014, representing a decrease of $7,571 compared to the three months ended September 30, 2013 when engineering costs were $7,571. As mentioned above, the Company has now received all of its operating permits from the Ministry of Durable Development of the Environmental Parks (“MDDEFP”) of the Quebec Provincial government.

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

On August 6, 2014, the Company entered into an agreement with a U.S.-based private equity fund (“Investor”) under which the Company issued an unsecured Convertible Note (“Convertible Note”) in the principal amount of $250,000. The funds to be issued under the Convertible Note is $225,000 (“Consideration”). The Convertible Note includes an original issue discount of $25,000 (“OID”), calculated at 10% of the principal amount ($250,000). The initial Consideration paid to the Company on August 6, 2014 was $60,000. The Investor may pay additional Consideration to the Company in such amounts and at such dates as the Investor may choose in its sole discretion. The principal sum due to the Investor shall be prorated based on the Consideration actually paid by the Investor plus a 10% OID, as well as any other interest or fees, such that the Company is only required to repay the amounts funded and the Company is not required to repay any unfunded portions of the Convertible Note. The Company may repay the Convertible Note at any time on or before 90 days from the transaction date after which the Company may not make further payments on the Convertible Note prior to the Maturity Date without written approval from the Investor. If the Company makes a payment of Consideration on or before 90 days from the transaction date, the interest rate on that payment of Consideration shall be zero percent (0%). If the Company does not repay a payment of Consideration on or before 90 days from the transaction date, a one-time interest charge of 12% shall be applied to the principal amount. Any interest payable is in addition to the OID and that OID (or prorated OID, if applicable) remains payable regardless of time and manner of payment by the Company. The maturity date is two years from the transaction date of each payment ("Maturity Date") and is the date upon which the principal amount of the Convertible Note, as well as any unpaid interest and other fees, shall be due and payable. The Investor has the right, at any time after the transaction date, at its election, to convert all or part of the outstanding and unpaid principal amount and accrued interest (and any other fees) into fully paid and non-assessable shares of common stock of the Company. The conversion price is the lesser of $0.16 or 60% of the lowest trade price in the 25 trading days prior to the conversion. Unless otherwise agreed in writing by both parties, at no time will the Investor convert any amount of the Convertible Note into common stock that would result in the Investor owning more than 4.99% of the common stock outstanding of the Company. At all times that this Convertible Note is outstanding, the Company agrees to reserve at least 10,000,000 shares of common stock for conversion. On October 30, 2014, the Company and the Investor entered into an amendment (“Amendment #1”), whereby the Company will pay a partial note repayment in the amount of $33,333 which equals 50% of the note balance  which includes $3,333 in interest, with the remaining balance due by January 6, 2015. The initial payment was made on November 5, 2014, and if the second payment is not made, a one-time interest charge of 12% shall be applied to the remaining principal sum.

During the period ended September 30, 2014, the Company recognized $6,000 in Original Issue Discount on the note, and amortized $477 through September 30, 2014, leaving a balance of $5,523 as of September 30, 2014.

On April 28, 2014, we entered into a Securities Purchase Agreement with Typenex Co-Investments, LLC, (“Typenex”), under which we issued to Typenex a Secured Convertible Promissory Note (the “Promissory Note”) in the amount of $552,500.  The Promissory Note includes  an original issue discount of $50,000 (“OID”), calculated at 10% of the principal amount ($500,000), plus an additional $2,500 (“Transaction Expense Amount”) to cover Typenex's due diligence and legal fees in connection therewith.  The principal amount will be paid to Typenex in six (6) tranches of an initial amount under the Promissory Note of $250,000 and five (5) additional amounts of $50,000.  The initial $250,000 in cash has been paid to the Company.

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

LIQUIDITY AND CAPITAL RESOURCES

Assets and Liabilities

As of September 30, 2014, total assets were $3,016,735 had current assets totaling $569,274 represented by cash totaling $29,769, prepaid expenses totaling $230,376, sales tax receivable totaling $48,296 and investor notes receivable totaling $260,833. Current assets as of December 31, 2013 totaled $1,374,306. We also had net fixed assets as of September 30, 2014 totaling $1,386,098, mining claims totaling $1,035,818, net deferred financing fees of $15,545 and proprietary software totaling $10,000. Total assets as of December 31, 2013 were $2,690,691 when we had cash totaling $535,934, prepaid deposit totaling $612,431, prepaid expenses totaling $190,514, sales tax receivable totaling $35,427, net fixed assets totaling $1,276,304, mining claims totaling $15,000 and net deferred financing fees totaling $25,081. There was not a significant change in total assets between December 31, 2013 and September 30, 2014. The primary reasons for the significant increase of $326,044 in our total assets between December 31, 2013 and September 30, 2014 were attributable to the purchases of mining rights, the purchase of proprietary software, an increase in fixed assets and to an increase in investor notes receivable offset by a decrease in prepaid deposits and by a decrease in cash.

As of September 30, 2014, total liabilities were $1,030,229. We had current liabilities totaling $749,864, represented by accounts payable and accrued expenses totaling $197,348, convertible notes carrying value totaling $210,017 and derivative liabilities totaling $342,499.  There were long-term liabilities represented by non-convertible notes carrying value totaling $168,758, and asset retirement obligation totaling $111,607. Total liabilities as of December 31, 2013, represented by current liabilities, totaled $186,729. The primary reasons for the significant increase of our total liabilities between December 31, 2013 and September 30, 2014 were attributable to the increase in convertible notes carrying value of $110,017, to the increase in non-convertible notes carrying value of $168,758, to the increase in derivative liabilities of $342,499, and to an increase in asset retirement obligation of $111,607.

We have a working capital deficit of $180,590 as of September 30, 2014 as compared to a working capital surplus of $1,187,577 as of December 31, 2013, representing a decrease of $1,006,900. This decrease is mainly attributable to a decrease in prepaid deposit, represented by mining rights that were reclassified as such on the consolidated balance sheet as at December 31, 2013, of $612,431, by a decrease in cash of $510,165, by an increase in convertible notes carrying value of $210,017, by an increase in derivative liabilities of $342,499 and offset by an increase in investor notes receivable of $260,833. We have invested most of our funds to complete the infrastructure and construction on the mill.

As of September 30, 2014, the cost of fixed assets totaled $1,401,429 and consisted of the mill building at a cost value of $1,089,415, land at a cost value of $111,587, mill equipment at a cost value of $43,115, computer equipment at a cost of $5,867, office equipment at a cost value of $14,711, a vehicle at a cost value of $25,127 and an asset related to retirement obligation of $111,607.  As of September 30, 2014, net fixed assets totaled $1,386,098. As of December 31, 2013, the cost of fixed assets totaled $1,285,766 and consisted of the mill building at a cost value of $1,089,415, land at a cost value of $108,974, mill equipment at a cost value of $43,115, computer equipment at a cost value of $4,424, office equipment at a cost value of $14,711 and a vehicle at a cost value $25,127.  As of December 31, 2013, net fixed assets totaled $1,276,304. The primary reason for the difference in fixed assets between December 31, 2013 and September 30, 2014 is attributable to the increase in asset related to retirement obligation of $111,607.

As of September 30, 2014, the cost of mining claims totaled $1,035,818. As of December 31, 2013, the cost of mining claims totaled $15,000. The primary reason for the difference in mining claims between December 31, 2013 and September 30, 2014 is attributable to the completion of three (3) acquisitions of mining properties during the six months ended June 30, 2014. The cost of the first acquisition for 2 mining claims was $612,431, the second acquisition for 29 mining claims was $403,840 and the third acquisition for 57 mining claims was $4,547. The initial acquisition of 15 mining claims was for $15,000. As of September 30, 2014, the Company held 122 mining claims.

As of September 30, 2014, we had an accumulated deficit totaling $5,973,608 as compared to $4,710,522 as of December 31, 2013. The $1,263,086 increase in the accumulated deficit is attributable to the loss recorded for the nine months ended September 30, 2014.

The success of our mining operations business and the ability to continue as a going concern will be dependent upon our ability to obtain additional and adequate financing to commence profitable commercial activities in the extraction of gold, silver and other base metals and meet anticipated performance specifications on a continuous and long term commercial basis.

Going Concern

Our consolidated financial statements have been prepared on a going concern basis. The going concern basis of presentation assumes that we will continue in operation for the foreseeable future and be able to realize assets and discharge its liabilities and commitments in the normal course of business. We have not generated revenues since our inception and we have generated losses totaling $2,937,475 and $797,126 for the years ended December 31, 2013 and 2012, respectively, losses totaling $1,263,086 and $1,869,062 for the nine months ended September 30, 2014 and 2013, respectively. We have had very little operating history to date.

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

In October and November 2013 we issued 1,050,000 shares of our common stock valued at $496,860 in connection with the acquisitions of an undivided one hundred percent (100%) interest in certain mineral claims in  Montauban and Chavigny townships,  specifically Mining Lease BM 748 and Mining Concession CM 410.   In addition to the issuance of the shares of common stock,  the Company paid CDN$75,000.    Also,  in connection with these transactions, we issued 40,000 shares of common stock to a former supplier of the vendor for mining related information valued at $20,000 together with cash consideration of CDN$20,000.

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

On January 10, 2014, the Company issued 1,000,000 shares of common stock valued at $340,000 in connection with the acquisition of mineral claims, rights, concessions and leases in Montauban and Chavigny townships in addition, the Company paid CDN$70,000, and granted a (1%) net smelter return (“NSR”).

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

ITEM 5 – OTHER INFORMATION

Not applicable

ITEM 6 – EXHIBITS

Exhibit No.	Description

31.1	Rule 13a-14(a)/15d14(a) Certifications of James Chandik Chief Executive Officer and Director (attached hereto)

31.2	Rule 13a-14(a)/15d14(a) Certifications of Michel Lebeuf, the V.P .Legal Affairs & Corporate Development (attached hereto)

32.1	Section 1350 Certifications of James Chandik, the President, Chief Executive Officer and Director (attached hereto)

32.2	Section 1350 Certifications Michel Lebeuf V.P. Legal Affairs & Corporate Development(attached hereto)

101.INS**	XBRL INSTANCE DOCUMENT

101.SCH**	XBRL TAXONOMY EXTENSION SCHEMA

101.CAL**	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE

101.DEF**	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE

101.LAB**	XBRL TAXONOMY EXTENSION LABEL LINKBASE

101.PRE**	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE
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

DNA Precious Metals, Inc.

Date: November 13, 2014	By: /s/ James Chandik

James Chandik, Chief Executive Officer &
President

Date: November 13, 2014	By: /s/ Michel Lebeuf

/Michel Lebeuf V.P. Legal Affairs &
Corporate Development