Form 10-K/A
period 2013-12-31
DNA PRECIOUS METALS INC.
filed 2014-12-11
CIK 1506503

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C.

FORM 10-K/A-1

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013
or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the transition period from: _____________ to _____________

Commission file number 000-54937

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

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of1934 subsequent to the distribution of securities under a plan confirmed by a court.

☐ Yes                                ☐ No

APPLICABLE ONLY TO CORPPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:  94,626,000 of common stock, $0.001 par value as of March 14, 2014.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment to the Company’s Form 10-K for the fiscal year ended December 31, 2014 and filed with the Securities and Exchange Commission on March 26, 2014 is being filed in connection to a revision to the disclosure contained in Part II, Item 9(a) Control and Procedure.

This Amendment No. 1 does not affect the original financial statements or footnotes as originally filed.

This Amendment No. 1 does not reflect events that have occurred after the original filing of the Annual Report.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as a result of this Amendment No. 1, the certifications pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002, filed and furnished respectively, as exhibits to the original filing, have been amended  and refiled as of the date of this Amendment No. 1 and are included as Exhibits 31.2, 31.2, 32.1 and 32.2 hereto.

This Amendment No. 1 should be read in conjunction with the original filing of our Annual Report for the period ended December 31, 2013 and our other filings made with the Securities and Exchange Commission subsequent to the filing of the original Annual Report filed on Form 10-K.

Part II.

 Item 9A.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Annual Report (December 31, 2013). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Annual Report, our disclosure controls and procedures were effective to ensure that the information we are required to disclose in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the rules and forms and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as the principal executive and financial officers, respectively, to allow timely decisions regarding required disclosure.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DNA PRECIOUS METALS, INC.

By: /s/ James Chandik	Date: December 10, 2014

James Chandik Chief Executive Officer, President and Director