Form 10-K/A
period 2013-12-31
DNA PRECIOUS METALS INC.
filed 2014-12-24
CIK 1506503

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C.

FORM 10-K/A-2

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

This Amendment No. 2 does not affect the original financial statements or footnotes as originally filed.

This Amendment No. 2 does not reflect events that have occurred after the original filing of the Annual Report.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as a result of this Amendment No. 2, the certifications pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002, filed and furnished respectively, as exhibits to the original filing, have been amended  and refiled as of the date of this Amendment No. 1 and are included as Exhibits 31.2, 31.2, 32.1 and 32.2 hereto.

This Amendment No. 1 should be read in conjunction with the original filing of our Annual Report for the period ended December 31, 2013 and our other filings made with the Securities and Exchange Commission subsequent to the filing of the original Annual Report filed on Form 10-K.

Part II.

 Item 9A.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Annual Report (December 31, 2013). Our internal control system is designed to provide reasonable assurance to our management and board of directors regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

We performed an evaluation under the supervision and with the participation of our management, including our principal executive and principal financial officer, to assess the effectiveness of the design and operation of our disclosure controls and procedures under the Exchange Act.   In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (1992).

Based on that criteria, our management concluded that our internal control over financial reporting was effective for the period covered by this Annual Report.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DNA PRECIOUS METALS, INC.

By: /s/ James Chandik	Date: December 24, 2014

James Chandik Chief Executive Officer, President and Director