Form 10-K/A
period 2013-12-31
DNA PRECIOUS METALS INC.
filed 2015-02-03
CIK 1506503

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C.

FORM 10-K/A-3

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

9921 Lani Lane, Knoxville, TN 37932

(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

(514) 852-2111

REGISTRANT’S TELEPHONE NUMBER

9125 rue Pascal Gagnon, Suite 204, Saint Leonard, Quebec Canada HIP IZ4

(FORMER NAME OR FORMER ADDRESS, IF CHANGES SINCE LAST REPORT)

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment to the Company’s Form 10-K for the fiscal year ended December 31, 2013 and filed with the Securities and Exchange Commission on March 26, 2014 is being filed in connection to a revision to the disclosure contained in Part II, Item 9(a) Control and Procedure.

This Amendment No. 3 does not affect the original financial statements or footnotes as originally filed.

This Amendment No. 3 does not reflect events that have occurred after the original filing of the Annual Report.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as a result of this Amendment No. 3, the certifications pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002, filed and furnished respectively, as exhibits to the original filing, have been amended  and refiled as of the date of this Amendment No. 1 and are included as Exhibits 31.2, 31.2, 32.1 and 32.2 hereto.

This Amendment No. 3 should be read in conjunction with the original filing of our Annual Report for the period ended December 31, 2013 and our other filings made with the Securities and Exchange Commission subsequent to the filing of the original Annual Report filed on Form 10-K.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as that term is defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our principal executive and principal financial officers, we assessed, as of December 31, 2013, the effectiveness of our internal control over financial reporting. This assessment was based on criteria established in the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our assessment using those criteria, management concluded that our internal control over financial reporting as of December 31, 2013 were effective.

 Internal control over financial reporting is defined as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:

·	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

·
provide reasonable assurance that transactions are recorded as necessary to permit the preparation of financial statements in accordance with U.S. generally accepted accounting principles and that our receipts and expenditures are being made only in accordance with authorization of our management and directors; and

·	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

·
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

Evaluation of Changes in Internal Controls over Financial Reporting

There was no change in the internal control over financial reporting that occurred during the fiscal year ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting for the year ended December 31, 2014.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DNA PRECIOUS METALS, INC.

By: /s/ Josh Kimmel	Date: February 3, 2015

Josh Kimmel Chief Executive Officer, President and Director