Form 10-K
period 2014-12-31
BREATHE ECIG CORP.
filed 2015-04-09
CIK 1506503

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C.

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014
or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
       EXCHANGE ACT OF 1934

For the transition period from: _____________ to _____________

Commission file number 333-178624

BREATHE ECIG CORP.
(Exact Name of Registrant as Specified in its Charter)

322 Nancy Lynn Lane, Suite 7, Knoxville, TN 37919

(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

(865) 337-7549

REGISTRANT’S TELEPHONE NUMBER

DNA Precious Metals, Inc.
9125 Pascal Gagnon, Suite 204, Saint Leonard, Quebec, Canada H1P 1Z4

(FORMER NAME OR FORMER ADDRESS, IF CHANGES SINCE LAST REPORT)

All correspondence to:
Joshua Kimmel, CEO
Breath eCig Corp.
322 Nancy Lynn Lane, Suite 7, Knoxville, TN  37919
Office: (800) 905-4013
Email: joshbreathe@outlook.com

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, $0.001 par value	None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act☐ Yes☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act from their obligations under those Sections.☐ Yes☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                                        ☒ Yes     ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).                  ☒  Yes       ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐  Yes      ☒  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Non-accelerated Filer ☐

Accelerated Filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes      ☒ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant computed by reference to the price at which the common equity was last sold, or the average bid and ask price for such common equity was approximately$12,605,460 (based on a quoted price of $0.21 per common stock share at the close of business on June 30, 2014.

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

☐ Yes                                ☐ No

APPLICABLE ONLY TO CORPPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the last practical date:  276,352,667 shares of common stock, $0.001 par value as of April 6, 2015.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Item 1. Business

Corporate History

Breathe eCig Corp. is a Nevada corporation organized June 2, 2006.  Our original name was Celtic Capital, Inc.   On October 20, 2008, we changed our name to Entertainment Education Arts Inc.   On May 12, 2010, we changed our name to DNA Precious Metals, Inc.  On March 5, 2015 pursuant to an agreement and plan of merger, the Company changed its name to Breathe eCig Corp.  (Breathe eCig Corp. may also be referred to as “Breathe”, “we”, “us” or the “Company”)

From May 2010 through December 31, 2014, we were an exploration stage mining company.  The Company’s focus was the development of the the Montauban Mining Project, located in the Montauban and Chavigny townships near Grondines-West in Portneauf County, Quebec, Canada (“Montauban Mine Property” or “Property”). Recognizing the need to secure significant additional capital to put the Property into production, management began to focus its attention on other business opportunities which would not require the significant capital required to expand the Property.  In furtherance thereof, on January 16, 2015 the Company entered into a share exchange agreement with Breathe LLC, a Tennessee limited liability company, whereby the Company acquired all of the issued and outstanding membership interests in Breathe LLC in consideration for the issuance of 150,000,000 shares of the Company’s common stock to the members of Breathe, LLC

In connection with the acquisition of Breath LLC, on March 5, 2015 we entered into an Agreement and Plan of Merger (the “Merger Agreement”) pursuant to which the Company merged with its wholly owned subsidiary, Breathe eCig Corp., the sole purpose of the Merger was to effect a change of the Company's name from DNA Precious Metals, Inc. to Breathe eCig Corp. This name change more accurately reflects the Company’s current operations.

With the acquisition of Breathe LLC, it was contemplated that the Company would spin-off the operations of its mining operations which were being conducted through the Company’s wholly owned subsidiary, DNA Canada, Inc (“DNAC”).  Effective February 3, 2015, we declared a stock dividend whereby each of the Company’s shareholders on the record date (February 3. 2015) would receive one share of DNAC for every two shares of the Company’s common stock owned on the record date.

On February 3, 2015, the Company declared a stock dividend of its wholly owned subsidiary, DNA Canada, Inc. (“DNAC”) to the shareholders of record on February 3, 2015 whereby each shareholder of record received one share of DNAC for every two shares of DNA owned as of the record date.  The former members of Breathe LLC tendered their shares of DNAC for redemption by the Company.

With the completion of the spin-off, the Company is no longer in the mining field and its sole and exclusive business operations will be marketing its electronic cigarettes and related vapor devices.

Our Operations during the Fiscal Year ended December 31, 2014.

The following discussion does not include a material change in our business which occurred with the acquisition of Breathe LLC following our year end.  We are no longer an exploration stage mining company nor do we have any interest in any mining operations.  The following discussion relates to our operations during 2014.  We are no longer in the mining field.  To better understand our current operations you are urged to review the business description disclosed under the heading “Subsequent Events”.

During 2014 we were an exploration stage mining company whose business objective was to identify proven reserves of gold and silver, construct a mill, build out the Property’s infrastructure and place the mine into production.   The Montauban Mining Project is located in the Montauban and Chavigny townships near Grondines-West in Portneauf County, Quebec, Canada (“Montauban Mine Property” or “Property”).  The Montauban Mine Property does not contain any known ore reserves according to the definition of ore reserves under Industry Guide 7 promulgated by the Securities and Exchange Commission (“SEC”).  Further work is required on the Property before a final determination as to the economic and legal feasibility of a mining venture can be made. There is no assurance that a commercially viable deposit will be proven through our exploration efforts.  The funds expended on our properties may not be successful in leading to the delineation of ore reserves that meet the criteria established under SEC guidelines.

 THE PROPERTY

The Property is composed of 122 mining claims, a mining lease and mining concession totaling 4183 hectares located in the Montauban-les-Mines sector of the Notre-Dame-de-Montauban municipality, in the Montauban Township, Portneuf County, Province of Quebec, Canada. The Property is located 120 km east of Quebec City and 80 km north of Trois-Rivières. The Property is located one kilometer west of Montauban-les-Mines with multiple land accesses. Manpower, water and electric power are easily available within the very same distance.

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

On October 30, 2013 and November 27, 2013, the Company entered into binding agreements for the asset acquisitions of an undivided one hundred percent (100%) interest in certain mineral claims and mining assets located in the Province of Quebec’s Montauban and Chavigny townships near Grondines West, in the county of Portneuf, specifically Mining Lease BM 748 and Mining Concession Miniere CM 410. The purchase price was CDN$75,000 together with the issuance of 1,050,000 common shares of the Company. The common shares for the acquisition were valued at their fair market value on the day they were issued which totaled $496,860. In connection with the asset purchase, the Company also issued 40,000 shares of common stock to a former supplier of the vendor for mining related information of the assets purchased valued at $20,000 along with cash consideration of CDN$20,000. The total cost of the acquisition amounted to $612,431. The Company had been awaiting confirmation of the contemplated transaction from a bankruptcy court in Montreal, Quebec over viewing the financial restructuring of the vendor. The bankruptcy court approved the transaction on April 17, 2014 and has been included in mining rights on the consolidated balance sheet as at June 30, 2014.

On January 10, 2014, the Company entered into an asset purchase agreement for an undivided one hundred percent (100%) interest in certain mineral claims located in the Province of Quebec’s Montauban and Chavigny townships near Grondines West, in the county of Portneuf, including claims, rights, concessions and leases.

The purchase price was CDN$70,000, 1,000,000 common shares of the Company and a one percent (1%) net smelter return (“NSR”). The Company paid CDN$10,000 upon the signing of the asset purchase agreement with the cash balance due, along with the common shares, upon the closing of the asset purchase agreement and transfer of the mineral claims in the name of the Company. The transfer of the mineral claims was completed in February 2014 whereby the remaining cash balance due and the common shares were released to the vendor. The common shares for the acquisition will be valued at their fair market value on the day they were issued which totaled $340,000. The total cost of the acquisition amounts to $403,840.

On April 14, 2014, the Company entered into an asset purchase agreement for an undivided one hundred percent (100%) interest in fifty seven (57) mining claims located in the Province of Quebec’s Montauban and Chavigny townships near Grondines West, in the county of Portneuf. The purchase price was CDN$5,000 (U.S. $4,547). The transfer of the mining claims has been completed by the Province of Quebec in the name of the Company.

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

PROPERTY DESCRIPTION AND LOCATION

The Property is composed of 122 mining claims, a mining lease and mining concession totaling 4183 hectares located in the Montauban-les-Mines sector of the Notre-Dame-de-Montauban municipality, in the Montauban Township, Portneuf County, Province of Quebec, Canada. The Property is located 120 km east of Quebec City and 80 km north of Trois-Rivières. The Property is located one kilometer west of Montauban-les-Mines with multiple land accesses. Manpower, water and electric power are easily available within the very same distance

ACCESS, CLIMATE, LOCAL INFRASTRUCTURES AND PHYSIOGRAPHY

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

Montauban Mine Property View Looking South

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

MILL CONSTRUCTION

We are constructing a mill to process mining residues. Our focus was to produce gold and silver concentrate in addition to the mica product.  By extracting mica and producing the gold and silver concentrate, we will reduce the sulphide content of the tailings and thus lowering the environmental impact and cost for the project closure at the end of the operation.

The on-site mill production equipment to be constructed and installed will incorporate cyanization circuit and separation equipment consisting of spiral classifiers and Nelson concentrators in addition to other equipment. Test work to date has indicated that this configuration will effectively segregate the mica and produce a gold/silver concentrate.

To keep expenditures as low as possible, we use refurbished milling equipment when possible. Our larger expenses include the mill building, electrical distribution, pumps, pipe valves, spiral classifiers, Nelson concentrators, table separator, trommel, loader and a conveyor.

PROPERTY DEVELOPMENT

The Company has completed construction of all access roads to and from the new milling facility.  The hydropower source to the milling facility totaling 1.3 kilometers has been completed.  The main power line consists of 2,500 amperes total output power and has been brought inside the newly erected 16,000 sq/ft. steel structure building.

We have also secured the necessary mining permits. The two (2) Certificates of Authorization issued to us will allow for the construction and installation of equipment facilities to recuperate mica (phlogorite) and precious metals (gold and silver) from the mining residues (tailings) located on the Montauban Mine Tailings.

Total mining rights as of December 31, 2014 and 2013 were $1,035,818 and $15,000, respectively.

DNA CRYTO CORP.

On June 20, 2014, DNA Crypto Corp. (“DNAC”), a wholly-owned subsidiary of DNA Precious Metals, Inc., signed a definitive Asset Purchase Agreement with Lynx Mining LLC, a Texas limited liability company (“Lynx”), whereby DNAC acquired the assets of Lynx, being its intellectual property rights.  On September 15, 2014 we terminated for cause the Asset Purchase Agreement.
SUBSEQUENT EVENTS

Breathe Acquisition and Spin-off of DNA Canada, Inc.

On January 16, 2015 the Company entered into a share exchange agreement with Breathe LLC, a Tennessee limited liability company, whereby the Company acquired all of the issued and outstanding membership interests in Breathe LLC in consideration for the issuance of 150,000,000 shares of the Company’s common stock to the members of Breathe, LLC

As a result of the transaction effected by the Exchange Agreement, at closing Breathe LLC. became a wholly owned subsidiary of the Company, with the former Breathe LLC members  owning approximately 56% of the then issued and outstanding common stock of the Company.

The operations of Breathe:

ABOUT BREATHE SMART CIGARETTE

Breathe, LLC was formed in October 2013 and Breathe eCigs. Corp. was formed on December 31, 2014.  On December 31, 2014, Breathe, LLC entered into a Bill of Sale to transfer 100% of the assets to Breathe eCigsCorp.

Since formation, Breathe has operated as a development stage company, with the intentions of designing marketing and distributing electronic cigarettes (“E-cigarettes”), vaporizers, e-liquids (i.e., liquid nicotine) and related accessories.  As of December 31, 2014 Breathe had no revenues and limited assets.

E-cigarettes and vaporizers are replacements for traditional cigarettes allowing smokers to reproduce the smoking experience.  Although they do contain nicotine, E-cigarettes and vaporizers do not burn tobacco and are not smoking cessation devices.

Breathe’s initial line of products will focus on E-cigarettes.  The present day E-Cigarette is a smokeless, battery-powered device that vaporizes liquid nicotine for delivery via inhalation by the user.  The E-Cigarette does not contain tobacco, only nicotine derived from the tobacco plant and trace amounts of secondary chemical ingredients.  The component parts of an E-Cigarette are the nicotine cartridge; the atomizer (which vaporizes the liquid nicotine); the rechargeable battery that powers it; and a light-emitting diode (LED) indicator at the end that is activated when the user draws in air (collectively referred to as the “Component Parts”).  Breathe will partner with manufacturers in the United States  who will be responsible for producing the liquid nicotine filling the nicotine cartridge with liquid nicotine; thereby ensuring a safe and high standard process for producing a consumer product.

Market Opportunity For E-Cigarettes

Breathe operates within the rapidly growing and global e-cigarette industry, an emerging product category that is taking market share from the $783 billion global tobacco industry. The American Cancer Society estimates that there are 1.3 billion tobacco smokers in the world, consuming approximately 6 trillion cigarettes per year, or 190 thousand cigarettes per second. Tobacco use is the leading cause of preventable illness and death, causing more than 5 million annual deaths across the globe according to the CDC. We believe e-cigarettes offer an alternative for current smokers of traditional cigarettes.

Still in the early stages of its market penetration, the e-cigarette industry is highly fragmented with approximately 250 brands worldwide according to the CDC. Primarily propelled by the cannibalization of the traditional tobacco industry, the global e-cigarette industry has recently experienced dramatic growth. According to Euromonitor, e-cigarettes accounted for approximately $3.5 billion in 2013 global retail sales, with approximately 40% of sales generated in the U.S., 30% of sales generated in Europe, and 30% of sales generated in the rest of the world. Euromonitor estimated that significant market growth was achieved from 2012 to 2013 with the U.S., Europe and the rest of the world generating growth rates of 180%, 160%, and 150%, respectively. Euromonitor also projects e-cigarette sales to represent approximately $51 billion, or 4% of the global tobacco and tobacco alternatives market by 2030. We believe that we are well positioned to benefit from, and take advantage of, these attractive market trends in the coming years.

Source: Euromonitor International 2013.

Below is a table presenting the market shares in the United States of various e-cigarette brands for the 52 weeks ended August 30, 2014:

BUSINESS STRATEGY

Breathe’s strategic goal is to profitably expand its operations.    The business strategies employed by Breathe to achieve this goal are defined succinctly through the Company’s mission statement of creating Socially Responsible Innovation  in the E-Cigarette and Vaporizer industries and by fulfilling the following objectives:

●	Building a strong brand through a concentration of operational focus on the design, market and distribution of exceptional quality electronic cigarettes and vaporizers.

●	Specializing in the development of great tasting proprietary organic and naturally flavored e-liquids with nicotine from Tennessee-sourced Tobacco plants.

●	Exceptional Packaging – The Company’s high-end products will comprise high quality packaging, unique and customizable labeling for specific customers and retailers.

●
Age Verification   A commitment to verifying and ensuring that all  Breathe customers are at least 21 years old, through  specific product labeling and marketing efforts focused on the adult population age 21 and older.

●
Environmentally Conscious Production and Disposal Process A commitment to establishing an environmentally aware production and disposal process, which shall include a special recycling program for eligible retailers where (a) said retailers will be provided with a self-mailer option to ship expended lithium batteries and other recyclables to a designated facility and (b) where proceeds from these eligible recyclables will then be shared with the respective retailers.

●	Developing Our Organizational Capability Continuing to develop our organizational capability through recruiting, retaining and rewarding highly capable people and through performance management.

●
Pursuing Growth Opportunities Focusing on pursuing growth opportunities after launching our current product offerings and seeking brands, other products, and partnerships to complement our high-end quality products.

●	Maximizing our financial performance Continuing to drive our business activities to deliver improved financial performance.

●	Developing a global distribution platform with the emphasis of serving customers throughout the entire world.

License to Intellectual Property and Brand Portfolio

Breathe has the exclusive licensing rights to sell the following product lines:

●	Mini e-cigarette Pack – a standard e-cigarette pack designed for vending machines and convenience stores.

●	Original non CP – a standard rechargeable single unit without the child protective device.

●	Original with CP - a standard rechargeable single unit with the child protective device.

●	Smart e-cigarette PCC – Smart e-cigarette carrying case, 2 rechargeable mini-e-cigarettes with 5 cartridges and iPhone chargeable connections.

●	5 Pack mini Ref – 5 mini cartridges for the mini size e-cigarette.

●	5 pack Standard Ref – 5 refillable cartridges for the mini-size e-cigarettes.

Pricing, Sales Model; e-Commerce and Retail

Breathe plans to offer its Products at prices, determined based on pricing strategies that are developed by the Company from time to time and which management believes to be best suited to achieve the Company’s goals at such time. These pricing strategies are expected to be developed based on a number of factors, including the needs and behaviors of customers, purchase volumes, market specific criteria, and the Company’s costs of goods.

 The price of the brand portfolio of products are broken down as follows, with prices varying based on product type and distribution channel (e-commerce vs. retail):

Product	Mini e-Cig Pack	Original non CP	Original with CP	Smart E-Cig PCC	5 Pack mini Ref.	5 pack Standard Ref.
E-Commerce Price	19.95	19.95	19.95	38.00	19.95	19.95
Retail Price	10.00	10.00	10.50	25.00	10.50	10.50

Management believes that the elegant design of the packaging, along with high quality products which feature excellent tasting, proprietary and handcrafted flavors justifies the costs and increases the margins.

Production and Supply for e-cigarette Lines

The launch of a new E-Cigarette line involves input from many different sources, from the manufacturer to the customer.

The stages of the development, manufacturing, production and distribution process of the E-cigarette can be summarized as follows:

●	Discussions with designers and creators (includes analysis and factory trends, target clientele and market communication);

●	Concept choice;

●	Produce mock-ups for final acceptance of unit device, packaging and flavoring;

●	Receive bids from component suppliers;

●	Choose suppliers;

●	Schedule production and packaging;

●	Issue component part purchase orders;

●	Follow quality control procedures for incoming components;

●	Follow packaging and inventory control procedures;

●	Engage U.S. based FDA certified e-liquid manufacturer to produce and fill nicotine cartridges after receiving Component Parts; and

●	Production specialists who carry out packaging or logistics for storage, order preparation and shipment.

Procurement and Distribution

In launching E-Cigarette lines, the Company must be able to coordinate procuring the Component Parts, manufacturing the product, packaging the product, storage, distribution and order processing.  The Company has been in discussions with a Canadian-based and Chinese based manufacturer who will produce the pen devices.  The Company has been in discussions with a U.S. based manufacturer who will produce the e-liquids and who will also fill the cartridges with the e-liquids, which in turn will allow all of the Company’s consumables to be U.S. oriented.  Therefore, after the pen devices are manufactured overseas, the e-liquid filled cartridges will be inserted in the U.S. and ready for distribution.

The Company has been in discussions with a distribution center and warehouse located in Knoxville, TN who will procure the component goods from the manufacturers and other suppliers, package the Company’s products for distribution, manage purchase orders and the electronic data interchange.

Additionally, the distribution partner, under the supervision of the Company’s leadership, will be responsible for negotiate pricing and payment terms with suppliers, manufacture and package the products and coordinate payment to the suppliers.

Finally, the Company’s experienced leadership team will be responsible for all component costs, transportation, assembly costs and a management fee paid to the Distribution and Manufacturer.

Market Opportunity

The e-cigarette industry is booming – approximately 3.5 million Americans regularly use e-cigarettes, according to a 2013 study done by Mary Diduch.  The Centers for Disease Control show that e-cigarette use quadrupled in a single year from 2009 to 2010.  Based on 2011 numbers alone, 21% of adult smokers in the United States have used e-cigarettes, 6% of all adults have tried e-cigarettes, and general awareness of e-cigarettes rose to 60% of all adults, up from 40% from 2010 according to a 2013 study published by the CDC.  The co-founder of the Tobacco Vapor Electronic Cigarette Association stated in March 2012 that nearly 20 million e-cigarette cartridges are sold in the United States, per week.

Moreover, there is currently a favorable regulatory environment with certain federal, local and state regulation focused at advertising, age verification and use bans in public areas.

 Marketing and Growth Strategies

In order to increase brand awareness, the Company began to focus its marketing initiatives and efforts through the development of a proprietary system that has accumulated over 20 million individuals that have the potential to see very advertisement and social media post produced by the Company.  In addition to hosting a secure web portal, www.breathecig.com, that promotes the Company’s products and will handle orders, the Company has also been marketed on major social media platforms: LinkedIn, Facebook, Twitter, Instagram, Google and Pinterest.  Because of this successful initial marketing effort:

●	The Company has already received hundreds of requests for more information on its products.

●	These initial efforts have been cost effective and have not involved a substantial drive to promote sales.

●	The Company’s website has received over 600,000 visitors during the last 18 months.

●	The Company has received numerous requests from customers interested in purchasing Breathe’s products including but not limited to major retail groups, Hotel Chains, Restaurants and Club Owners.

Retail and Wholesale Distribution:

The Company is developing unique and distinct brands for its E-cigarette Products for purposes of marketing and selling such branded E-cigarette Products, initially in North America, China, Africa, and Europe, through retail and wholesale distribution channels, including convenience stores, retail chains, wholesale trade, pharmacies, gas stations, hotels, industrial customers, clubs, casinos and duty free stores.

In addition, the Company intends to enter into exclusive agreements with various distributors providing them with exclusivity on certain brands of Product in defined territories and markets worldwide.

E-Commerce:

The Company intends to distribute its branded Products through its website, www.breathecig.com, and other online sales platforms. Through its e-commerce sales initiatives, the Company hopes to generate recurring purchases of its exclusive brands of E-cigarettes from customers who are legally allowed to purchase cigarettes in the United States and other regions.  Management expects that its marketing strategy will include various forms of social media as a key element in its marketing strategies and in further establishing and growing the Company’s business.

White Label/Private Brand Distribution:

The Company is actively pursuing opportunities and relationships to develop and offer its Products on a “white label”, private branded basis. Management of the Company believes that there is an opportunity to supply Products on a custom branded basis to a variety of customers for purposes of resale. These potential customers may include wholesale and retail customers that have or wish to develop a private customizable label.

Government Regulations

A recent United States Federal Court decision permits the United States Food and Drug Administration to regulate electronic cigarettes as “tobacco products” under the Family Smoking Prevention and Tobacco Control Act of 2009 and the United States Food and Drug Administration has indicated that it intends to do so.

 Based on the December 2010 U.S. Court of Appeals for the D.C. Circuit’s decision in Sottera, Inc. v. Food & Drug Administration, 627 F.3d 891 (D.C. Cir. 2010), the United States Food and Drug Administration (the “FDA”) is permitted to regulate electronic cigarettes as “tobacco products” under the Family Smoking Prevention and Tobacco Control Act of 2009 (the “Tobacco Control Act”).

 Under this Court decision, the FDA is not permitted to regulate electronic cigarettes as “drugs” or “devices” or a “combination product” under the Federal Food, Drug and Cosmetic Act unless they are marketed for therapeutic purposes.

 Because we do not market our electronic cigarettes for therapeutic purposes, our electronic cigarettes are subject to being classified as “tobacco products” under the Tobacco Control Act. The Tobacco Control Act grants the FDA broad authority over the manufacture, sale, marketing and packaging of tobacco products, although the FDA is prohibited from issuing regulations banning all cigarettes or all smokeless tobacco products, or requiring the reduction of nicotine yields of a tobacco product to zero. Among other measures, the Tobacco Control Act (under various deadlines):

●
Increases the number of health warnings required on cigarette and smokeless tobacco products, increases the size of warnings on packaging and in advertising, requires the FDA to develop graphic warnings for cigarette packages and grants the FDA authority to require new warnings;

●	Requires practically all tobacco product advertising to eliminate color and imagery and instead consist solely of black text on white background;
●
Imposes new restrictions on the sale and distribution of tobacco products, including significant new restrictions on tobacco product advertising and promotion as well as the use of brand and trade names;

●	Bans the use of “light,” “mild,” “low” or similar descriptors on tobacco products;
●
Gives the FDA the authority to impose tobacco product standards that are appropriate for the protection  of the public health (by, for example, requiring reduction or elimination of the use of particular constituents or components, requiring product testing, or addressing other aspects of tobacco product construction, constituents, properties or labeling);

●	Requires manufacturers to obtain FDA review and authorization for the marketing of certain new or modified tobacco products;
●	Requires pre-market approval by the FDA for tobacco products represented (through labels, labeling, advertising, or other means) as presenting a lower risk of harm or tobacco-related disease;
●	Requires manufacturers to report ingredients and harmful constituents and requires the FDA to disclose certain constituent information to the public;
●
Mandates that manufacturers test and report on ingredients and constituents identified by the FDA as requiring such testing to protect the public health, and allows the FDA to require the disclosure of testing results to the public;

●	Requires manufacturers to submit to the FDA certain information regarding the health, toxicological, behavioral or physiologic effects of tobacco products;
●	Prohibits use of tobacco containing a pesticide chemical residue at a level greater than allowed under federal law;
●	Requires the FDA to establish “good manufacturing practices” to be followed at tobacco manufacturing facilities;
●	Requires tobacco product manufacturers (and certain other entities) to register with the FDA; and
●	Grants the FDA the regulatory authority to impose broad additional restrictions.

The Tobacco Control Act also requires establishment, within the FDA’s new Center for Tobacco Products, of a Tobacco Products Scientific Advisory Committee to provide advice, information and recommendations with respect to the safety, dependence or health issues related to tobacco products. As indicated above, the Tobacco Control Act imposes significant new restrictions on the advertising and promotion of tobacco products. For example, the law requires the FDA to finalize certain portions of regulations previously adopted by the FDA in 1996 (which were struck down by the Supreme Court in 2000 as beyond the FDA’s authority). As written, these regulations would significantly limit the ability of manufacturers, distributors and retailers to advertise and promote tobacco products, by, for example, restricting the use of color, graphics and sound effects in advertising, limiting the use of outdoor advertising, restricting the sale and distribution of non-tobacco items and services, gifts, and sponsorship of events and imposing restrictions on the use for cigarette or smokeless tobacco products of trade or brand names that are used for non-tobacco products. The law also requires the FDA to issue future regulations regarding the promotion and marketing of tobacco products sold or distributed over the internet, by mail order or through other non-face-to-face transactions in order to prevent the sale of tobacco products to minors.

 It is likely that the Tobacco Control Act could result in a decrease in tobacco product sales in the United States, including sales of our electronic cigarettes.

While the FDA has not yet mandated electronic cigarettes be regulated as tobacco products, the FDA issued proposed regulations on April 25, 2014 seeking to regulate electronic cigarettes as tobacco products. Under these proposed rules, products meeting the statutory definition of “tobacco products,” except accessories of a proposed deemed tobacco product, would be subject to the Federal Food, Drug, and Cosmetic Act (the FD&C Act), as amended by the Family Smoking Prevention and Tobacco Control Act (Tobacco Control Act). The Tobacco Control Act provides FDA authority to regulate cigarettes, cigarette tobacco, roll-your-own tobacco, smokeless tobacco, and any other tobacco products that the Agency by regulation deems to be subject to the law. Option 1 of the proposed rule would extend the Agency's “tobacco product” authorities in the FD&C Act to all other categories of products, except accessories of a proposed deemed tobacco product, that meet the statutory definition of “tobacco product” in the FD&C Act. Option 2 of the proposed rule would extend the Agency's “tobacco product” authorities to all other categories of products, except premium cigars and the accessories of a proposed deemed tobacco product, that meet the statutory definition of “tobacco product” in the FD&C Act. FDA also is proposing to prohibit the sale of “covered tobacco products” to individuals under the age of 18 and to require the display of health warnings on cigarette tobacco, roll-your own tobacco, and covered tobacco product packages and in advertisements. Further, the FDA proposed to extend its authority to cover additional products that meet the definition of a tobacco product under the proposed rule: Tobacco Products Deemed To Be Subject to the Food, Drug & Cosmetic Act (Deeming). Currently FDA regulates cigarettes, cigarette tobacco, roll-your-own tobacco and smokeless tobacco. Proposed newly “deemed” products would include: electronic cigarettes, cigars, pipe tobacco, certain dissolvables that are not “smokeless tobacco,” gels and water pipe tobacco.

If electronic cigarettes are regulated as proposed, the FDA will implement new rules to govern the labeling of electronic cigarettes, including smokeless tobacco product warning labels and “light,” “low,” “mild” or similar descriptors for tobacco products. These new laws are expected to have a significant public health impact by decreasing the number of people using tobacco products, resulting in lives saved, increased life expectancy, and lower medical costs. In addition, the FDA will also restrict the way electronic cigarette manufacturers, retailers, and distributers can advertise and promote cigarettes and smokeless tobacco products, especially marketing efforts designed to appeal to youth. Such restrictions relating to marketing, advertising, and promotion will include: prohibiting tobacco brand name sponsorship of any athletic, musical, or other social or cultural event, or any team or entry in those events, requiring that audio ads use only words with no music or sound effects, prohibiting the sale or distribution of items, such as hats and tee shirts, with cigarette and smokeless tobacco brands or logos and requiring that manufacturers receive a written order from FDA permitting the legal marketing of a new tobacco product. The FDA’s traditional “safe and effective” standard for evaluating medical products does not currently apply to tobacco. FDA evaluates new tobacco products based on a public health standard that considers the risks and benefits of the tobacco product on the population as a whole, including users and non-users. To legally market new tobacco products, a written order from FDA must be received permitting its marketing in the United States.

The application of the Tobacco Control Act to electronic cigarettes could impose, among other things, restrictions on the content of nicotine in electronic cigarettes, the advertising, marketing and sale of electronic cigarettes, the use of certain flavorings and the introduction of new products. We cannot predict the scope of such regulations or the impact they may have on our company specifically or the electronic cigarette industry generally, though if enacted, they could have a material adverse effect on our business, results of operations and financial condition.

In this regard, total compliance and related costs are not possible to predict and depend substantially on the future requirements imposed by the FDA under the Tobacco Control Act. Costs, however, could be substantial and could have a material adverse effect on our business, results of operations and financial condition. In addition, failure to comply with the Tobacco Control Act and with FDA regulatory requirements could result in significant financial penalties and could have a material adverse effect on our business, financial condition and results of operations and ability to market and sell our products. At present, we are not able to predict whether the Tobacco Control Act will impact us to a greater degree than competitors in the industry, thus affecting our competitive position.

Competition

Competition in the electronic cigarette industry is intense. We compete with other sellers of electronic cigarettes, most notably Lorillard, Inc., Altria Group, Inc. and Reynolds American Inc., big tobacco companies, through their electronic cigarettes business segments; the nature of our competitors is varied as the market is highly fragmented and the barriers to entry into the business are low.

We compete primarily on the basis of product quality, brand recognition, brand loyalty, service, marketing, advertising and price. We are subject to highly competitive conditions in all aspects of our business. The competitive environment and our competitive position can be significantly influenced by weak economic conditions, erosion of consumer confidence, competitors’ introduction of low-priced products or innovative products, cigarette excise taxes, higher absolute prices and larger gaps between price categories, and product regulation that diminishes the ability to differentiate tobacco products.

Our principal competitors are “big tobacco”, U.S. cigarette manufacturers of both conventional tobacco cigarettes and electronic cigarettes like Altria Group, Inc., Lorillard, Inc. and Reynolds American Inc. We compete against “big tobacco” who offers not only conventional tobacco cigarettes and electronic cigarettes but also smokeless tobacco products such as “snus” (a form of moist ground smokeless tobacco that is usually sold in sachet form that resembles small tea bags), chewing tobacco and snuff. Furthermore, we believe that “big tobacco” will devote more attention and resources to developing and offering electronic cigarettes as the market for electronic cigarettes grows. Because of their well-established sales and distribution channels, marketing expertise and significant resources, “big tobacco” is better positioned than small competitors like us to capture a larger share of the electronic cigarette market. We also compete against numerous other smaller manufacturers or importers of cigarettes. There can be no assurance that we will be able to compete successfully against any of our competitors, some of whom have far greater resources, capital, experience, market penetration, sales and distribution channels than us. If our major competitors were, for example, to significantly increase the level of price discounts offered to consumers, we could respond by offering price discounts, which could have a materially adverse effect on our business, results of operations and financial condition.

With the acquisition of Breathe, management determined that it would be in the best interest of the Company and its shareholders to operate each company separate and independently of each other. The operation of DNA Canada, Inc. and Breathe were inconsistent. Breathe is a manufacturer and distributor of e-cigarette and related products while DNA Canada, Inc. is an exploration stage mining company. The spin-off of DNA Canada, Inc. will allow each company to focus on its principal business activity and facilitate capital formation.

On March 5, 2015, the Company entered into an Agreement and Plan of Merger pursuant to which the Company merged with its wholly owned subsidiary, Breathe eCig Corp., a Nevada corporation with no material operations and created for the sole purpose of affecting a name change pursuant to Chapter 92A.180 of the Nevada Revised Statutes.  Upon the consummation of the Merger on March 11, 2015, the separate existence of Breathe eCig Corp. ceased, and the shareholders of the Company became shareholders of the surviving company, named Breathe eCig Corp. As permitted under Nevada law, the sole purpose of the Merger was to effect a change to the Company’s name from DNA Precious Metals, Inc. to Breathe eCig Corp. This change to the Amended Articles of Incorporation and name change took effect on March 11, 2015.

Spinoff of Mining operations:

The Company declared a stock dividend to its shareholders of record as of February 3, 2015 of its wholly owned subsidiary, DNA Canada, Inc. Each shareholder of record on this date received one share of DNA Canada, Inc. for every two shares of DNA Precious Metals Inc. owned by the shareholder on this date. All stock dividends will be rounded up to the next whole number. With the completion of the stock dividend, the Company, no longer has an equity interest in DNA Canada, Inc.

The former shareholders of Breathe participating in the stock dividend were required to tender for redemption any shares of DNA Canada, Inc. common stock received pursuant to the stock dividend in accordance with the Exchange Agreement.

The following table represents the approximate value of the assets transferred and liabilities assumed by DNAC in connection with the spinoff:

Net Assets Spun-off
Cash	$25,514
Prepaid expenses	137,919
Sales tax receivable	17,097
Fixed assets	138,124
Mining rights	1,035,818
Accounts payable	(127,640)
Asset retirement obligation	(107,749)
Note payable	(127,523)
Accumulated comprehensive income	108,337
Due to DNAP	(5,288,703)
Adjustment to Additional Paid in Capital	$(4,188,806)

The $5,288,703 represents the receivable that the Company would be due from DNAC following the stock dividend.  This amount is not expected to be received as DNA Canada, Inc. does not have sufficient cash to repay the balance due. The Company will write off this receivable balance against the additional paid in capital of $4,188,806, and the remaining $1,099,897 will be reflected as a dividend.

Item 1A.  Risk Factors

Risks related to our mining operations in 2014.  The following does not represent our current operations.  You should read the risk factors following this discussion to identify those risks associated with Breathe.

We are an exploration stage company and our business plan is unproven.  We have generated no revenues from our operations and incurred operating losses since our inception.  The Company as a going concern is in doubt.

We are an exploration stage company, our business plan is unproven, and we cannot assure you that we will ever achieve profitability or, if we achieve profitability, that it will be sustainable.  We are subject to all of the risks inherent in a new business. We have not generated any revenues to date.  At December 31, 2014 we have a working deficit of $165,472 and an accumulated deficit of $7,770,337.  We require additional capital to finance our mining activities.  We currently have no commitment for additional funding and there can be no assurance that we will be able to secure additional funding, or if available, available on terms acceptable to us.

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

We plan to estimate operating and capital costs for the Property based on information available to us and that we believe to be accurate. However, costs for labor, regulatory compliance, energy, mine and plant equipment and materials needed for mine development and construction may fluctuate significantly.  In light of these factors, actual costs related to our proposed mine development and construction may exceed any estimates we may make. We do not have an operating history upon which we can base estimates of future operating costs related to the Property.  We intend to rely upon our analysis of the future economic feasibility of the project and any estimates that may be contained therein. Studies derive estimates of cash operating costs based upon, among other things:

•	anticipated tonnage, grades and metallurgical characteristics of the ore to be mined and processed;
•	anticipated recovery rates of gold and other metals from the ore;

•	cash operating costs of comparable facilities and equipment; and

•	anticipated climatic conditions.

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

Risks related to our operations as an eCigarette manufacturer.

The following risk factors reflect our current operations as a result of our acquisition of Breathe LLC. And Breathe eCigs Corp. (“Breathe” or “Breathe OldCo.”)

Breathe has a limited operating history, and may not be successful in developing profitable business operations.

Breathe is a development stage company focused on the e-cigarette market.   Breathe was organized in October 2013.    Breathe’s business operations must be considered in light of the risks, expenses and difficulties frequently encountered by a developmental stage company.  As of December 31, 2014, Breathe has not generated any revenues and has limited operations.  Breathe will require additional capital to finance its ongoing operations.   There is nothing at this time on which to base an assumption that our business operations will be successful in the long-term.  Breathe’s future operating results will depend on many factors, including:

●	Breathe’s ability to raise adequate working capital;

●	success of in developing and marketing our e-cigarettes;

●	demand for e-cigarettes;

●	increased regulations of e-cigarettes

●	the level of our competition; and

●	Breathe’s ability to attract and maintain key management and employees.

While our officers and directors have significant business experience, there can be no assurance that this experience will help us fully implement its business plan.  Prospects for success must be considered in the context of a new company in a highly competitive industry with few barriers to entry.

We have limited capital and will need to raise additional capital in the future.

Breathe does not currently have sufficient capital to fund both our continuing operations and its planned growth.  Breathe will require additional capital to continue to expand its operations.  Breathe may be unable to obtain additional capital when required.  Future business development activities, as well as our administrative requirements (such as salaries, insurance expenses and general overhead expenses, as well as legal compliance costs and accounting expenses) will require a substantial amount of additional capital and cash flow.

Breathe may pursue sources of additional capital through various financing transactions or arrangements, including joint venturing of projects, debt financing, equity financing or other means.  Breathe may not be successful in identifying suitable financing transactions in the time period required or at all, and we may not obtain the capital we require by other means.  If Breathe does not succeed in raising additional capital, Breathe’s operations will terminate and there is a risk of loss of your entire investment.

Any additional capital raised through the sale of equity may dilute the ownership percentage of our stockholders.  Raising any such capital could also result in a decrease in the fair market value of your equity securities because our assets would be owned by a larger pool of outstanding equity.  The terms of securities we issue in future capital transactions may be more favorable to our new investors, and may include preferences, superior voting rights and the issuance of other derivative securities, and issuances of incentive awards under equity employee incentive plans, which may have a further dilutive effect.

The Company’s ability to obtain financing may be impaired by such factors as the capital markets (both generally and in our industry in particular), our limited operating history, national unemployment rates and the departure of key employees.  Further, economic downturns will likely decrease our revenues may increase our requirements for capital.  If the amount of capital we are able to raise from financing activities, together with our revenues from operations, is not sufficient to satisfy our capital needs (even to the extent that we reduce our operations), we may be required to cease our operations, divest our assets at unattractive prices or obtain financing on unattractive terms.

We may not be able to successfully manage our growth, which could lead to our inability to implement our business plan.

Our growth is expected to place a significant strain on our managerial, operational and financial resources, especially considering that we currently only have a small number of executive officers, employees and advisors. Further, as we enter into various contracts or other transactions, we will be required to manage multiple relationships with various consultants, businesses and other third parties. There can be no assurance that our systems, procedures and/or controls will be adequate to support our operations or that our management will be able to achieve the rapid execution necessary to successfully implement our business plan. If we are unable to manage our growth effectively, our business, results of operations and financial condition will be adversely affected, which could lead to us being forced to abandon or curtail our business plan and operations.

Our executive officers and key employees will be crucial to our business, and we may not be able to recruit, integrate and retain the personnel we need to succeed.

Our future success is dependent, in a large part, on retaining the services of our current officers and directors.   The knowledge, leadership and technical expertise of management would be difficult to replace.  While no director has plans to leave or retire in the near future, the loss of any of our directors  could have a material adverse effect on our operating and financial performance, including our ability to develop and execute our long The loss of the  services of any key personnel, or our inability to attract, integrate and retain highly skilled technical, management, sales and marketing personnel could result in significant disruption to our operations, including our inability or limited success in developing our job verticals, completion of our initiatives, including growth plans and the results of our operations.  Any failure by us to find suitable replacements for our key management may be disruptive to our operations. Competition for such personnel can be intense, and we may be unable to attract, integrate and retain such personnel successfully.

Breathe does not have any independent directors and have not implemented various corporate governance measures, in the absence of which, stockholders may have more limited protections against interested director transactions, conflicts of interest and similar matters.

Breathe does not have any independent directors to evaluate its decisions nor have we adopted corporate governance measures.  Although not required by rules or regulations applicable to us, corporate governance measures such as the presence of independent directors, or the establishment of an audit and other independent committees of our Board of Directors, would be beneficial to our stockholders.  We do not presently maintain any of these protections for our stockholders.  It is possible that if our Board of Directors included independent directors and if we were to adopt corporate governance measures, stockholders would benefit from greater assurance that decisions were being made with impartiality by directors and that policies had been implemented to define conduct of our management and board members.  For example, in the absence of audit, nominating and compensation committees comprised of at least a majority of independent directors, decisions concerning matters such as compensation packages to our officers and recommendations for director nominees may be made by existing members of the Board of Directors, who may have a direct interest in the outcome.  Although we anticipate expanding the Board of Directors to include independent directors at some point in the future, when and if this will occur is uncertain.

 Our management controls a significant percentage of our current outstanding common stock.

As of the date of this report, our officers and directors collectively and beneficially own a more than 50%   of our outstanding common stock.    This concentration of voting control gives management substantial influence over any matters which require a stockholder vote, including without limitation the election of directors and approval of merger and/or acquisition transactions, even if their interests may conflict with those of other stockholders.  It could have the effect of delaying or preventing a change in control of, or otherwise discouraging, a potential acquirer from attempting to obtain control of the company.  This could have a material adverse effect on the market price of our common stock or prevent our stockholders from realizing a premium over the then prevailing market prices for their shares of common stock.

Our business will suffer if we cannot adequately protect our patent and proprietary rights

We have a patent pending.  The patent application may be challenged.  In addition, there can be no assurance that the patent will provide us with meaningful protection from competition, or that we will possess the financial resources necessary to enforce any of our patents. Also, we cannot be certain that any products that we (or a licensee) develop will not infringe upon any patent or other intellectual property right of a third party.  We also rely upon trade secrets, know-how, and continuing technological advances to develop and maintain our competitive position.

We are vulnerable to intellectual property infringement claims brought against us by others.

Successful intellectual property infringement claims against us could result in monetary liability or a material disruption in the conduct of our business. We cannot be certain that our products, content and brand names do not or will not infringe valid patents, trademarks, copyrights or other intellectual property rights held by third parties. We expect that infringement claims in our markets will increase in number. We may be subject to legal proceedings and claims from time to time relating to the intellectual property of others in the ordinary course of our business. If we were found to have infringed the intellectual property rights of a third party, we could be liable to that party for license fees, royalty payments, lost profits or other damages, and the owner of the intellectual property might be able to obtain injunctive relief to prevent us from using the technology or software in the future. If the amounts of these payments were significant or we were prevented from incorporating certain technology into our products, our business could be significantly harmed.  We may incur substantial expenses in defending against these third party infringement claims, regardless of their merit. As a result, due to the diversion of management time, the expense required to defend against any claim and the potential liability associated with any lawsuit, any significant litigation could significantly harm our business, financial condition and results of operations.

If we are unable to protect our, proprietary rights or maintain our rights to use key technologies of third parties, our business may be harmed.

We may be issued patents.  Our patent applications or patents may be later challenged, invalidated or circumvented, and the rights granted under patents may not provide us with a competitive advantage. We may also face risks associated with any trademarks to which we own the rights. Policing unauthorized use of our patented,  proprietary technology and other intellectual property rights could involve significant expense and could be difficult or impossible, particularly given the global nature of the Internet and the fact that the laws of certain other countries may afford us little or no effective protection of our intellectual property.

We may incur significant increased costs as a result of operating as a public company, and our management may be required to devote substantial time to new compliance initiatives.

 In the future, we may incur significant legal, accounting and other expenses as a result of operating as a public company. The Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), as well as new rules subsequently implemented by the SEC, have imposed various new requirements on public companies, including requiring changes in corporate governance practices. Our management and other personnel will need to devote a substantial amount of time to these new compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. For example, we expect these new rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to incur substantial costs to maintain the same or similar coverage.

 In addition, the Sarbanes-Oxley Act requires, among other things, that we maintain effective internal controls for financial reporting and disclosure controls and procedures. In particular, we are required to perform system and process evaluation and testing on the effectiveness of our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. Our testing may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses. Our compliance with Section 404 will require that we incur substantial accounting expense and expend significant management efforts. We currently do not have an internal audit group, and we will need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge. Moreover, if we are not able to comply with the requirements of Section 404 in a timely manner, or if we or our independent registered public accounting firm identifies deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline, and we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources.

Risks Related to e-cigarettes:

E-cigarettes may be subject to extensive government regulations.

E-cigarettes are likely to become subject to increasing government regulation Compliance with these government regulations may result in increased costs.  If E-cigarettes become subject to taxes similar to regular cigarettes, or restriction on where individuals can smoke e-cigarettes, demand may decrease.

 The FDA has concluded that electronic cigarettes may contain ingredients that are known to be toxic to humans and may contain other ingredients that may not be safe.

The FDA conducted a preliminary analysis on some samples of electronic cigarettes and components from two leading brands. These samples included 18 of the various flavored, nicotine, and no-nicotine cartridges offered for use with these products. These cartridges were obtained in order to test some of the ingredients contained in them and inhaled by users of electronic cigarettes. The FDA's Center for Drug Evaluation, Division of Pharmaceutical Analysis (DPA) analyzed the cartridges from these electronic cigarettes for nicotine content and for the presence of other tobacco constituents, some of which are known to be harmful to humans, including those that are potentially carcinogenic or mutagenic. The DPA's analysis of the electronic cigarette samples showed that the product contained detectable levels of known carcinogens and toxic chemicals to which users could potentially be exposed. DPA's testing also suggested that quality control processes used to manufacture these products are inconsistent or non-existent.  Specifically, the DPA's analysis of the electronic cigarette cartridges from the two leading brands revealed the following:

·	Diethylene glycol was detected in one cartridge at approximately 1%. Diethylene glycol, an ingredient used in antifreeze, is toxic to humans.
·	Certain tobacco-specific nitrosamines which are human carcinogens were detected in half of the samples tested.
·	Tobacco-specific impurities suspected of being harmful to humans-anabasine, myosmine, and- nicotyrine-were detected in a majority of the samples tested.
·	The electronic cigarette cartridges that were labeled as containing no nicotine had low levels of nicotine present in all cartridges tested, except one.
·
Three different electronic cigarette cartridges with the same label were tested and each cartridge emitted a markedly different amount of nicotine with each puff. The nicotine levels per puff ranged from 26.8 to 43.2 mcg nicotine/100 mL puff.

·
One high-nicotine cartridge delivered twice as much nicotine to users when the vapor from that electronic cigarette brand was inhaled than was delivered by a sample of the nicotine inhalation product
 (used as a control) approved by FDA for use as a smoking cessation aid.

Because our products may contain ingredients that are known to be toxic to humans, any decreases in tobacco product sales in the United States, including sales of our electronic cigarettes, could have a material adverse effect on our business, results of operations and financial condition.

The FDA has received voluntary reports of adverse events involving e-cigarettes from consumers, health professionals and concerned members of the public.

The FDA regularly receives voluntary reports of adverse events involving e-cigarettes from consumers, health professionals and concerned members of the public. The adverse events described in these reports have included hospitalization for illnesses such as:
·	Pneumonia
·	Congestive heart failure,
·	Disorientation,
·	Seizure,
·	Hypotension, and
·	Other health problems.

Whether e-cigarettes caused these reported adverse events is unknown. Some of the adverse events could be related to a pre-existing medical condition or to other causes that were not reported to the FDA. Because our products may contribute to adverse events requiring hospitalization, any decreases in tobacco product sales in the United States as a result, including sales of our electronic cigarettes could have a material adverse effect on our business, results of operations and financial condition.

 There have been publicized incidents of electronic cigarettes exploding if improperly used.

There have been several news reports publicizing incidents in which electronic cigarettes have exploded. According to such news reports, the cause of such electronic cigarettes exploding was due to improper use by users of such electronic cigarettes that charged the devices with equipment that was not intended for such devices. Although we notify users of our products with regard to how to properly use our products, we may be unable to prevent improper use that may result in explosions of our products similar to that publicized in recent news reports, which could have a material adverse effect on our business, results of operations and financial condition.

The recent development of electronic cigarettes has not allowed the medical profession to study the long-term health effects of electronic cigarette use.

Because electronic cigarettes were recently developed the medical profession has not had a sufficient period of time to study the long-term health effects of electronic cigarette use. Currently, therefore, there is no way of knowing whether or not electronic cigarettes are safe for their intended use. If the medical profession were to determine conclusively that electronic cigarette usage poses long-term health risks, electronic cigarette usage could decline, which could have a material adverse effect on our business, results of operations and financial condition.

Our business, results of operations and financial condition could be adversely affected if we are taxed like other tobacco products or if we are required to collect and remit sales tax on certain of our internet sales.

Presently the sale of electronic cigarettes is not subject to federal excise taxes, and most state and local excise taxes, like the sale of conventional cigarettes or other tobacco products, all of which have faced significant increases in the amount of taxes collected on their sales. At present, the sale of electronic cigarettes is subject to state excise taxes in only a small number of states, Minnesota and North Carolina. However, should federal, state and local governments and or other taxing authorities impose excise taxes similar to those levied by Minnesota and North Carolina, it may have a material adverse effect on the demand for our products, as consumers may be unwilling to pay the increased costs for our products.

We may be unable to establish the systems and processes needed to track and submit the excise and sales taxes we collect through Internet sales, which would limit our ability to market our products through our websites which would have a material adverse effect on our business, results of operations and financial condition. States such as New York, Hawaii, Rhode Island and North Carolina have begun collecting sales taxes on Internet sales where companies have used independent contractors in those states to solicit sales from residents of that state. The requirement to collect, track and remit sales taxes based on independent affiliate sales may require us to increase our prices, which may affect demand for our products or conversely reduce our net profit margin, either of which would have a material adverse effect on our business, results of operations and financial condition.

The market for electronic cigarettes is a niche market, subject to a great deal of uncertainty and is still evolving.

Electronic cigarettes, having recently been introduced to market, are at an early stage of development, represent a niche market and are evolving rapidly and are characterized by an increasing number of market entrants. Our future sales and any future profits are substantially dependent upon the widespread acceptance and use of electronic cigarettes. Rapid growth in the use of, and interest in, electronic cigarettes is recent, and may not continue on a lasting basis. The demand and market acceptance for these products is subject to a high level of uncertainty. Therefore, we are subject to all of the business risks associated with a new enterprise in a niche market, including risks of unforeseen capital requirements, failure of widespread market acceptance of electronic cigarettes, in general or, specifically our products, failure to establish business relationships and competitive disadvantages as against larger and more established competitors.

 We face intense competition and our failure to compete effectively could have a material adverse effect on our business, results of operations and financial condition.

We are a developmental stage company with limited capital.  We will face intense competition from larger, well established e-cigarette manufacturers including big tobacco companies which are increasingly entering into the e-cigarette market.  There can be no assurance that we will be able to compete based on the superior quality of our product and niche marketing opportunities.

Sales of conventional tobacco cigarettes have been declining, which could have a material adverse effect on our business.

The overall U.S. market for conventional tobacco cigarettes has generally been declining in terms of volume of sales, as a result of restrictions on advertising and promotions, funding of smoking prevention campaigns, increases in regulation and excise taxes, a decline in the social acceptability of smoking, and other factors, and such sales are expected to continue to decline. Recently, a national drug store chain announced that it would cease selling tobacco products.   If other national drug store chains also decide to cease selling tobacco products, cigarette sales could decline further. While the sales of electronic cigarettes have been increasing over the last several years, the electronic cigarette market is only developing and is a fraction of the size of the conventional tobacco cigarette market. A continual decline in cigarette sales may adversely affect the growth of the electronic cigarette market, which could have a material adverse effect on our business, results of operations and financial condition.

Electronic cigarettes face intense media attention and public pressure.

Electronic cigarettes are new to the marketplace and since their introduction certain members of the media, politicians, government regulators and advocate groups, including independent medical physicians have called for an outright ban of all electronic cigarettes, pending regulatory review and a demonstration of safety. A partial or outright ban would have a material adverse effect on our business, results of operations and financial condition.

We may experience product liability claims in our business, which could adversely affect our business.

The tobacco industry in general has historically been subject to frequent product liability claims. As a result, we may experience product liability claims from the marketing and sale of electronic cigarettes. Any product liability claim brought against us, with or without merit, could result in:

●	Liabilities that substantially exceed our product liability insurance, which we would then be required to pay from other sources, if available;
●	An increase of our product liability insurance rates or the inability to maintain insurance coverage in the future on acceptable terms, or at all;
●	Damage to our reputation and the reputation of our products, resulting in lower sales;
●	Regulatory investigations that could require costly recalls or product modifications;
●	Litigation costs; and
●	The diversion of management’s attention from managing our business.

Any one or more of the foregoing could have a material adverse effect on our business, results of operations and financial condition.

 If we experience product recalls, we may incur significant and unexpected costs and our business reputation could be adversely affected.

We may be exposed to product recalls and adverse public relations if our products are alleged to cause illness or injury, or if we are alleged to have violated governmental regulations. A product recall could result in substantial and unexpected expenditures that could exceed our product recall insurance coverage limits and harm to our reputation, which could have a material adverse effect on our business, results of operations and financial condition. In addition, a product recall may require significant management time and attention and may adversely impact on the value of our brands. Product recalls may lead to greater scrutiny by federal or state regulatory agencies and increased litigation, which could have a material adverse effect on our business, results of operations and financial condition.

Product exchanges, returns and warranty claims may adversely affect our business.

If we are unable to maintain an acceptable degree of quality control of our products we will incur costs associated with the exchange and return of our products as well as servicing our customers for warranty claims. Any of the foregoing on a significant scale may have a material adverse effect on our business, results of operations and financial condition.

Adverse economic conditions may adversely affect the demand for our products.

Electronic cigarettes are new to market and may be regarded by users as a novelty item and expendable as such demand for our products may be extra sensitive to economic conditions. When economic conditions are prosperous, discretionary spending typically increases; conversely, when economic conditions are unfavorable, discretionary spending often declines. Any significant decline in economic conditions that affects consumer spending could have a material adverse effect on our business, results of operations and financial condition.

Our success is dependent upon our marketing efforts.

We intend to undertake extensive marketing activities to promote brand awareness and our portfolio of products. If we are unable to generate significant market awareness for our products and our brands at the consumer level or unable to capitalize on significant marketing, advertising or promotional campaigns we undertake, our business, financial condition and results of operations could be adversely affected.

We depend on third party manufacturers for our products.

 We depend on third party manufacturers for our electronic cigarettes. Our customers associate certain characteristics of our products including the weight, feel, draw, unique flavour, packaging and other attributes of our products to the brands we market, distribute and sell. Any interruption in supply and/or consistency of our products may adversely impact our ability to deliver our products to our wholesalers, distributors and customers and otherwise harm our relationships and reputation with customers, and have a materially adverse effect on our business, results of operations and financial condition.

Although we believe that several alternative sources for the components, chemical constituents and manufacturing services necessary for the production of our products are available, any failure to obtain any of the foregoing would have a material adverse effect on our business, results of operations and financial condition.

We may be unable to promote and maintain our brands.

 We believe that establishing and maintaining the brand identities of our products is a critical aspect of attracting and expanding a large customer base. Promotion and enhancement of our brands will depend largely on our success in continuing to provide high quality products. If our customers and end users do not perceive our products to be of high quality, or if we introduce new products or enter into new business ventures that are not favorably received by our customers and end users, we will risk diluting our brand identities and decreasing their attractiveness to existing and potential customers.

Moreover, in order to attract and retain customers and to promote and maintain our brand equity in response to competitive pressures, we may have to increase substantially our financial commitment to creating and maintaining a distinct brand loyalty among our customers. If we incur significant expenses in an attempt to promote and maintain our brands, our business, results of operations and financial condition could be adversely affected.

We expect that new products and/or brands we develop will expose us to risks that may be difficult to identify until such products and/or brands are commercially available.

We are currently developing, and in the future will continue to develop, new products and brands, the risks of which will be difficult to ascertain until these products and/or brands are commercially available. For example, we are developing new formulations, packaging and distribution channels. Any negative events or results that may arise as we develop new products or brands may adversely affect our business, financial condition and results of operations.

The market for e-cigarettes is a niche market, subject to a great deal of uncertainty, and is still evolving.

E-cigarettes, having recently been introduced to market, are at an early stage of development, represent a niche market and are evolving rapidly and are characterized by an increasing number of market entrants. Our future sales and any future profits are substantially dependent upon the widespread acceptance and use of e-cigarettes. Rapid growth in the use of, and interest in, e-cigarettes is recent, and may not continue on a lasting basis.  The demand and market acceptance for these products is subject to a high level of uncertainty. Therefore, we are subject to all of the business risks associated with a new enterprise in a niche market, including risks of unforeseen capital requirements, failure of widespread market acceptance of e-cigarettes, in general or, specifically our products, failure to establish business relationships and competitive disadvantages as against larger and more established competitors.

Our business is in a relatively new consumer product segment, which is difficult to forecast.

Our industry segment is relatively new, and is constantly evolving. As a result, there is a dearth of available information with which to forecast industry trends or patterns. For instance, after several quarters of rapid growth within the segment, there was a decrease in industry growth in the second quarter of 2014 as retailers grappled with high inventory levels from 2013, coupled with changes in preferences and attitudes among users of e-cigarettes and related products. There is no assurance that sustainable industry trends or preferences will develop that will lead to predictable growth or earnings forecasts for individual companies or the industry segment as a whole. We are also unable to determine what impact future governmental regulation may have on trends and preferences or patterns within our industry segment. See “Risks Related to Government Regulation” for a discussion of the risks associated with governmental regulation.

The recent development of e-cigarettes has not allowed the medical profession to study the long-term health effects of e-cigarette use.

Because e-cigarettes were recently developed the medical profession has not had a sufficient period of time to study the long-term health effects of e-cigarette use. Currently, therefore, there is no way of knowing whether or not e-cigarettes are safe for their intended use. If the medical profession were to determine conclusively that e-cigarette usage poses long-term health risks, e-cigarette usage could decline, which could have a material adverse effect on our business, results of operations and financial condition.

The use of e-cigarettes may pose health risks as great as, or greater than, regular tobacco products.

According to the FDA, e-cigarettes may contain ingredients that are known to be toxic to humans and may contain other ingredients that may not be safe. In addition, other publicized recent studies contain assertions that additional carcinogens, including formaldehyde, may be produced through the use of tank systems. Additionally, e-cigarettes may be attractive to young people and may lead them to try other tobacco products, including conventional cigarettes that are known to cause disease. Because clinical studies about the safety and efficacy of e-cigarettes have not been submitted to the FDA, consumers currently have no way of knowing whether e-cigarettes are safe before their intended use; what types or concentrations of potentially harmful chemicals are found in these products; or how much nicotine is being inhaled.

 Our products contain nicotine, which is considered to be a highly addictive substance.

Certain of our products contain nicotine, a chemical found in cigarettes and other tobacco products which is considered to be highly addictive. The Family Smoking Prevention and Tobacco Control Act, empowers the FDA to regulate the amount of nicotine found in tobacco products, but may not require the reduction of nicotine yields of a tobacco product to zero. Any FDA regulation may require us to reformulate, recall and or discontinue certain of the products we may sell from time to time, which may have a material adverse effect on us.

We need to maintain state of the art software and websites.

Website and Internet technologies are constantly changing. In order for us to remain competitive we must continue to develop and or utilize state of the art software. We must also continue to upgrade our websites to make visitors to our websites an educational and rewarding experience. If the software and technologies used in our websites should fall behind, we success of our business could be materially adversely affected.

If Internet search engines’ methodologies are modified or our search result page rankings decline for other reasons, our user engagement could decline.

We will depend in part on various Internet search engines, such as Google, Bing and Yahoo!, to direct a significant amount of traffic to our website. Our ability to maintain the number of visitors directed to our website is not entirely within our control. Our competitors’ search engine optimization, or “SEO,” efforts may result in their websites receiving a higher search result page ranking than ours, or Internet search engines could revise their methodologies in an attempt to improve their search results, which could adversely affect the placement of our search result page ranking. If search engine companies modify their search algorithms in ways that are detrimental to our new user growth or in ways that make it harder for our users to use our website, or if our competitors’ SEO efforts are more successful than ours, overall growth in our user base could slow, user engagement could decrease, and we could lose existing users. These modifications may be prompted by search engine companies entering the online professional networking market or aligning with competitors. Any reduction in the number of users directed to our website would harm our business and operating results.

Risks Related to Government Regulation

Changes in laws, regulations and other requirements could adversely affect our business, results of operations or financial condition.

 In addition to the anticipated regulation of our business by the FDA, our business, results of operations or financial condition could be adversely affected by new or future legal requirements imposed by legislative or regulatory initiatives, including, but not limited to, those relating to health care, public health and welfare and environmental matters. For example, in recent years, states and many local and municipal governments and agencies, as well as private businesses, have adopted legislation, regulations or policies which prohibit, restrict, or discourage smoking; smoking in public buildings and facilities, stores, restaurants and bars; and smoking on airline flights and in the workplace. Furthermore, some states prohibit and others are considering prohibiting the sales of electronic cigarettes to minors. Other similar laws and regulations are currently under consideration and may be enacted by state and local governments in the future. At present, it is not clear if electronic cigarettes, which omit no smoke or noxious odors, are subject to such restrictions. If electronic cigarettes are subject to restrictions on smoking in public and other places, our business, operating results and financial condition could be materially and adversely affected. New legislation or regulations may result in increased costs directly for our compliance or indirectly to the extent such requirements increase the prices of goods and services because of increased costs or reduced availability. We cannot predict whether such legislative or regulatory initiatives will result in significant changes to existing laws and regulations and/or whether any changes in such laws or regulations will have a material adverse effect on our business, results of operations or financial condition.

Restrictions on the public use of electronic cigarettes may reduce the attractiveness and demand for our electronic cigarettes.

Certain states, such as North Dakota, New Jersey, Utah, Arkansas, Colorado, Delaware, Hawaii, Kansas, Maryland, New Hampshire, Oklahoma, Oregon, South Dakota and Vermont, and certain cities, such as New York City, Boston, Chicago and San Francisco, have adopted limitations on the use of electronic cigarettes in certain public areas, while others are considering banning the use of electronic cigarettes. If the use of electronic cigarettes is banned anywhere the use of traditional tobacco burning cigarettes is banned, electronic cigarettes may lose their appeal as an alternative to traditional tobacco burning cigarettes, which may reduce the demand for our products and, thus, have a material adverse effect on our business, results of operations and financial condition.

Limitation by states on sales of electronic cigarettes may have a material adverse effect on our ability to sell our products.

If one or more states from which we generate or anticipate generating significant sales bring actions to prevent us from selling our products unless we obtain certain licenses, approvals or permits and if we are not able to obtain the necessary licenses, approvals or permits for financial reasons or otherwise and/or any such license, approval or permit is determined to be overly burdensome to us then we may be required to cease sales and distribution of our products to those states, which would have a material adverse effect on our business, results of operations and financial condition.

We may face the same governmental actions aimed at conventional cigarettes and other tobacco products.

Tobacco industry expects significant regulatory developments to take place over the next few years, driven principally by the World Health Organization’s Framework Convention on Tobacco Control (“FCTC”). The FCTC is the first international public health treaty on tobacco, and its objective is to establish a global agenda for tobacco regulation with the purpose of reducing initiation of tobacco use and encouraging cessation. Regulatory initiatives that have been proposed, introduced or enacted include:

●	The levying of substantial and increasing tax and duty charges;
●	Restrictions or bans on advertising, marketing and sponsorship;
●	The display of larger health warnings, graphic health warnings and other labeling requirements;
●	Restrictions or bans on the display of tobacco product packaging at the point of sale, and restrictions or bans on cigarette vending machines;

●	Requirements regarding testing, disclosure and performance standards for tar, nicotine, carbon monoxide and other smoke constituents levels;
●	Requirements regarding testing, disclosure and use of tobacco product ingredients;
●	Increased restrictions on smoking in public and work places and, in some instances, in private places and outdoors;
●	Elimination of duty free allowances for travelers; and
●	Encouraging litigation against tobacco companies.

If electronic cigarettes are subject to one or more significant regulatory initiates enacted under the FCTC, our business, results of operations and financial condition could be materially and adversely affected.

Limitation by states and cities on sales of e-cigarettes may have a material adverse effect on our ability to sell our products in the United States.

Certain states and cities have enacted laws which preclude the use of e-cigarettes where traditional tobacco-burning cigarettes cannot be used and others have proposed legislation that would categorize e-cigarettes as tobacco products, which if enacted, would be regulated in a manner equivalent to their tobacco burning counterparts. For example, San Francisco, California has passed legislation that includes e-cigarettes under its anti-smoking laws, including only allowing the use of e-cigarettes in areas where traditional cigarettes may be smoked and requiring a tobacco permit to sell e-cigarettes. Chicago, Illinois has passed legislation prohibiting the use of e-cigarettes in most public indoor places and requires that e-cigarettes may only be sold from “behind the counter.” New York City has amended its Smoke Free Air Act to ban the use of e-cigarettes anywhere that traditional cigarettes may not be used, such as bars, parks, restaurants and beaches. Similarly, Boston, Massachusetts has banned the use of e-cigarettes in the workplace and restricted the use of e-cigarettes to adults. Additionally, New Jersey, North Dakota and Utah have included bans on the use of e-cigarettes in designated smoke-free areas such as restaurants and bars, and New York has proposed law that will prohibit the sale or provision of any quantity of e-liquid used to fill e-cigarettes or cartridges. Several states and cities are currently considering similar initiatives and if such states and cities pass or further legislate to ban the use of e-cigarettes anywhere the use of traditional tobacco burning cigarettes are banned, e-cigarettes may lose their appeal as an alternative to traditional cigarettes; which may have the effect of reducing the demand for our products and as a result have a material adverse effect on our business, results of operations and financial condition.

Restrictions on the public use of e-cigarettes may reduce the attractiveness and demand for our e-cigarettes.

Certain states, cities, businesses, providers of transportation and public venues in the U.S. have already banned the use of e-cigarettes, while others are considering banning the use of e-cigarettes. If the use of e-cigarettes is banned anywhere the use of traditional tobacco burning cigarettes is banned, e-cigarettes may lose their appeal as an alternative to traditional tobacco burning cigarettes, which may reduce the demand for our products and, thus, have a material adverse effect on our business, results of operations and financial condition

We may not be able to establish sustainable relationships with large retailers or national chains.

We believe the best way to develop brand and product recognition and increase sales volume is to establish relationships with large retailers and national chains. We currently do not have established relationships with any retailers or national chains Any agreement that we reach, we may have to pay  “slotting fees”, to carry and offer our products for sale based on the number of stores our products will be carried in.

We face a risk of product liability claims and may not be able to obtain adequate insurance, and any such claims could materially and adversely affect our reputation and brand image.

Our business exposes us to potential liability risks that may arise from the clinical testing, manufacture, and sale of our products. Substantial damage awards have been issued in certain jurisdictions against pharmaceutical and tobacco companies based on claims for injuries allegedly caused by the use of pharmaceutical and tobacco products, and similar claims may be brought against manufacturers and distributors of e-cigarette products. Liability claims may be expensive to defend and result in large judgments against us. We currently carry liability insurance, however there is no assurance that it will continue to be available to us at an affordable price if at all. Our insurance may not reimburse us, or the coverage may not be sufficient to cover claims made against us. We cannot predict any or all of the possible harms or side effects that may result from the use of our current products or any future products and, therefore, the amount of insurance coverage we currently hold may not be adequate to cover all liabilities we might incur. If we are sued for any injury allegedly caused by our products, our liability could exceed our ability to pay the liability. Whether or not we are ultimately successful in any adverse litigation, such litigation could consume substantial amounts of our financial and managerial resources, all of which could have a material adverse effect on our business, financial condition, results of operations, prospects and stock price. In addition, even if a product liability claim is found to be without merit or is otherwise unsuccessful, the negative publicity surrounding such assertions regarding our products or processes could materially and adversely affect our reputation and brand image. Any loss of consumer confidence in the safety and quality of our products would be difficult and costly to overcome.

If we have improperly marketed and distributed certain of our products in violation of governmental regulations we may be subject to fines, sanctions, administrative actions, penalties and other liability, either civil and or criminal.

We may be subject to disciplinary, administrative, regulatory and or legal actions if the FDA, or any regulatory agencies in either the United Sates or any foreign jurisdiction  in which our products are sold determines that our products or the means by which we marketed and sold our products was effected without the proper regulatory approvals. As a distributor and marketer of a product that a government or regulatory agency may assert is a smoking cessation device and or a tobacco product, the Company faces potential fines, sanctions, administrative actions, penalties, and other liability for: improper sales, labeling, making improper claims, referencing or publishing to its websites, marketing materials, advertisements, testimonials or representations that certain of our products have the ability or potential to treat, cure or otherwise improve a medical condition, and or provide a healthier alternative to other more traditional tobacco products.

Moreover, in light of the FDA’s recently issued proposed rule seeking to regulate various deemed tobacco products such as e-cigarettes, we may be required to follow federal and state tobacco labeling laws, and could face potential fines, sanctions, administrative actions, penalties and other liability, either civil and or criminal, for any violations thereof.

Any violation of law with respect to the Company’s marketing materials and or labeling could expose our company to liability including but not limited to fines, sanctions, administrative actions, penalties, civil actions and or criminal prosecution. And although our company maintains general liability insurance, our company’s insurance may not cover potential claims of this type or may not be adequate to indemnify our company for all liability that may be imposed. Any imposition of liability that is not covered by insurance or is in excess of insurance coverage could have a material adverse effect on our company’s business, results of operations and financial condition.

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

Report pursuant to Section 404(b) of the Sarbanes-Oxley Act;

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

 Item 1B.   Unresolved Staff Comments

None.

Item 2.    Properties.

During 2014, our corporate headquarters are located at 9125 rue Pascal Gagnon, Suite 204 Saint Leonard, Quebec Canada HIP IZ4 where we rent approximately 1100 square feet of office space at a cost of $1,447cdn per month.

In March 2015 we signed a 38 month lease for approximately 1,289 square feet of space at 322 Nancy Lynn Lane, Suite 7, Knoxville, TN  37919.   The monthly rent is approximately $1,200.  We believe that the space is adequate for our current needs.

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

Nonetheless, it should be noted that during 2014, we were  subject to certain mining rules and regulations as promulgated by the Quebec government and other municipalities and we have never been cited for any mining violations.

As to our current operations, this disclosure is not applicable.

PART II

Item 5.   Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities.

A.  Market Information

Our common stock does not trade on any Exchange or electronic quotation system and there can be no assurance that our common stock will trade on any Exchange or electronic quotation system.  Moreover, even if a market in our common stock develops there can be no assurance that an active trading market will be sustained.

Our common stock is quoted on the OTC Bulletin Board under the symbol “BVAP.”  Trading in our common stock in the over-the-counter market has been very limited and the quotations set forth below are not necessarily indicative of actual market conditions. The high and low sales prices for our common stock for each quarter of the fiscal years ended December 31, 2014 and 2013, according to OTC Markets Group Inc., were as follows:

Quarter Ended March 31, 2015	High 0.10		Low 0.04
December 31, 2014		$0.08		$0.02
September 30, 2014		$0.21		$0.10
June 30, 2014		$0.31		$0.28
March 31, 2014		$0.37		$0.32
December 31, 2013		$0.59		$0.38
September 30, 2013		$0.59		$0.38
June 30, 2013*	$	N/A	$

*The Company’s Common Stock did not begin trading until August 2013

B.   Holders.

As of December 31, 2014 there were 106 shareholders of record of our Common Stock.

Our transfer agent is Olde Monmouth Stock Transfer Co., Inc. Their telephone number is (732) 872-2727 and there mailing address is 200 Memorial Parkway, Atlantic Highlands, NJ  07716.

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

E. Sale of Unregistered Securities

We have issued shares of our common stock for services rendered, capital formation and corporate acquisitions.  We relied on the exemptive provisions of Section 4(2) of the Securities Act.  We have also offered shares pursuant to the exemptive provisions of Regulation S.

2010

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

2011

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

2012

None.

2013

On or about September 18, 2013, we issued 200,000 restricted common stock shares to Small Cap Voice in return for investor relations services.  The shares were valued at $0.38.

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

On or about November 26, 2013, we issued 500,000 restricted common stock shares to First Level Capital LLC in return for investor relations services.  We valued the shares at $0.45 per share.

On or about December 29, 2013, Marquest Mining Quebec 2013-II Super Flow – Through LP, purchased 1,000,000 restricted common stock shares through its purchase of 1,000,000 restricted common stock shares through its purchase of 1,000,000 units valued at CDN$500,000. We valued the shares at $0.50 per share.

2014

On or about January 14, 2014, we issued a total of 1,000,000 restricted common stock shares valued at US$340,000 to Fayz Yacoub and Ramy Yacoub for the purchase of the St. Anne Claims. We valued the shares at $0.34 per share.

On or about April 3, 2014 we issued 50,000 restricted common stock shares valued at $0.25 per share to G.E(Ted) Creber for the purchase of warrants.

On or about June 03, 2014, we issued a total of 400,000 restricted common stock shares to Momentum Public Relations Inc. and Agoracom Investor Relations Co. in return for investor relations’ services.  We valued the shares at $0.31 per share.

On or about November 04, 2014, we issued 250,000 restricted common stock shares valued at $ 0.08 per share to Tony Giuliano in relation to his termination package.

On or about November 10th we sold an aggregate of 4,810,000 restricted common stock shares to 4 persons and 4 corporate entities for $0.05 per share for an aggregate purchase price of $240,500.  In addition we issued 500 000 common stock shares to Michel Lebeuf for consulting services in connection with an agreement in which he agreed to serve as V.P Legal and Corporate Development.  In 2015 these shares were cancelled.

On or about December 18th we sold an aggregate of 4,800,000 restricted common stock shares to 5 persons and 4 corporate entities for $0.05 per share for an aggregate purchase price of $240,000.

On or about December 26th we sold an aggregate of 4,700,000 restricted common stock shares to 6 persons and 2 corporate entities for $0.05 per share for an aggregate purchase price of $235,000

With respect to the sale of the securities identified above, we relied on the exemptions of Section 4(2), Regulation S or Section 3(a) 10 of the Securities Act.

☐	At all times relevant the securities were offered subject to the following terms and conditions:

☐	The sale was made to a sophisticated or accredited investor, as defined in Rule 502 or were issued pursuant to a specific exemption;

☐
we gave the purchaser the opportunity to ask questions and receive answers concerning the terms and conditions of the offering and to obtain any additional information which we possessed or could acquire without unreasonable effort or expense that is necessary to verify the accuracy of information furnished;

☐	at a reasonable time prior to the sale of securities, we advised the purchaser of the limitations on resale in the manner contained in Rule 502(d)2; and

☐	neither we nor any person acting on our behalf sold the securities by any form of general solicitation or general advertising.

We used these proceeds of these securities sales for working capital purposes including but not limited to infrastructure build-out, purchase of machines and equipment, mill construction and professional fees.

Sale of Registered Stock:

During the fiscal year ended December 31, 2014, we issued 15,760,000 shares of our registered common stock for a total of $1,177,000.  We used the proceeds for general working capital expenses, payments of outstanding notes, exploration expenses including infrastructure build-out.

Item 6.  Selected Financial Data

The following consolidated financial data has been derived from and should be read in conjunction with our audited interim financial statements for the years ended December 31, 2014 and 2013.

	Year Ended December 31, 2014	Year Ended December 31, 2013

Revenue	$-0-	$-0-
Operating Expenses	$2,772,549	$2,992,167
Cash	$53,813	$535,934
Total Assets	$1,457,592	$2,690,691
Current Liabilities	$436,756	$186,729
Total Liabilities	$649,819	$186,729
Working Capital	$(298,632)	$1,187,577
Accumulated Deficit	$7,770,337	$4,710,522

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with, and is qualified in its entirety by, our financial statement, and certain other financial information included elsewhere in this prospectus.

It should be noted that during the year ended December 31, 2014 we were an exploratory stage-mining corporation. We did not commence mining operations nor did we generate revenues.

We are no longer an exploratory stage mining company.  With the acquisition of Breathe LLC in January 2015, our sole business objective is the eCigarette industry.  We divested our mining operations pursuant to a stock dividend to our shareholders of our wholly owned subsidiary, DNA Precious Metals Canada, which conducted all of our mining operations.

As such, you should not view our operating results for 2014 as indicative of,  or  as a basis for, our operations in 2015 as our operations in 2015 will be solely related to our acquisition of Breathe LLC and the eCigarette  industry.

We are an Emerging Growth Company:

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

Management’s Discussion and Analysis

There is no historical mining information about us upon which you may rely to base an evaluation of our performance.

Results of Operations for Fiscal Years Ended December 31, 2014 and 2013

Since our inception, we have not generated any revenues.  Operating expenses for the years ended December 31, 2014 and 2013 totaled $2,772,549 and $2,922,167 respectively.  Our Net Loss for 2014 and 2013 was $3,059,815 and $2,937,475 respectively.  Our Accumulated Deficit  since Inception totaled $7,770,337.

Our single largest expenses during 2014 were the impairment of our assets  and  shares issued for services rendered and common stock options issued as compensation, was for salaries and related expenses totaling $427,568 as compared to $1,674,752 in 2013.  Exploration costs in 2014 totaled $349,597 and $88,247 in 2013.   Professional fees, primarily for legal and accounting services totaled $303,229 in 2014 as compared to $388,810 in 2013.  General and administrative expenses totaled $389,521 in 2014 as compared to $721,454 in 2013.   Rental costs in 2014 were $40,005 as compared to $40,385 in 2013.

Liquidity and Capital Resources

Assets and Liabilities.

To date, our operations have been primarily funded through debt and equity financing.  We have secured approximately $4,894,874 in equity financing and $619,173 in debt financing.  We will continue to rely on debt and equity financing for our ongoing operations.

At December 31, 2014 we had cash of $53,813, prepaid expenses of $189,528 and sales tax receivable of $27,943.  Total current assets were $271,284.  Our fixed assets totaled $138,124, deferred financing fees were $12,366 and our mining rights totaled $1,035,818.   Total assets were $1,457,592. At December 31, 2013 we had cash totaling $535,934, prepaid expenses and deposits of $802,945, and sales tax receivable of $35,427.  Fixed assets totaled $1,276,304, deferred financing fees totaled $25,081 and our mining rights totaled $15,000.  Total assets were $2,690,691.   The primary reason for the significant decrease in our assets is attributable to the write off of the land, building and mill equipment to satisfy accounting requirements since the assets were not being used and have been impaired we utilized the funds secured from the sale of our securities to invest in our mining project and the acquisition of mining assets.

Current liabilities at December 31, 2014 totaled $436,756 as compared to $186,729 at December 31, 2013.  We had long term liabilities at December 31, 2014 totaling $213,063.   We had no long term liabilities at December 31, 2013.

We had a working capital deficit at December 31, 2014 of $165,472 as compared to a working capital surplus on December 31, 2013 of $1,187,577.  Most of our funds have been invested to acquire mining properties.  Unless we secure additional financing, or generate sufficient cash flow, we will not have sufficient liquidity to continue operations for the next twelve months.

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

Our financial statements have been examined to the extent indicated in their reports by KBL, LLP.  and have been prepared in accordance with generally accepted accounting principles and pursuant to Regulation S-K as promulgated by the Securities and Exchange Commission and are included herein, on Page F-1 hereof.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

 Item 9A.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Our disclosure controls and procedures are also designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, to allow timely decisions regarding required disclosure. Our chief executive officer and chief financial officer, with assistance from other members of our management, have reviewed the effectiveness of our disclosure controls and procedures as of  December 31, 2014 based on their evaluation, have concluded that the disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the year ended December 31, 2014 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as that term is defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our principal executive and principal financial officers, we assessed, as of December 31, 2014, the effectiveness of our internal control over financial reporting. This assessment was based on criteria established in the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our assessment using those criteria, management concluded that our internal control over financial reporting as of December 31, 2014 were effective.

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

Evaluation of Changes in Internal Controls over Financial Reporting

There was no change in the internal control over financial reporting that occurred during the fiscal year ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.  Other Information

None.

PART III

Item 10.   Directors and Executive Officers and Corporate Governance.

The following information sets forth the names of our Officers and Directors during 2014 and our current.  Officers and Directors, their present positions, and some brief information about their background.

Name	Age	Position(s)

Tony Giuliano 630-44th Avenue Lachine, Quebec H8T 2K8	56	Former: Chief Executive Officer, President, Chief Financial Officer and Director

James Chandik 229 Bergerac Repentigny, Quebec J6A 7V9	52	Former Executive-Vice President, Chief Operating Officer and Current Director

Yves Gagnon 401 Route 132 Est L’Isle Verte, Quebec G0L 1K0	58	Former Vice-President, Operations and Director

Joshua Kimmel 9921 Lanni Lane Knoxville, TN, 37932	40	Chief Executive Officer, President and Director

Chris Clark P.O. Box 8204 Atlanta, GA,31106	32	Vice-President Legal Affairs and Director

Background of Officers and Directors

Former officers and directors serving during the year ended December 31, 2014:

Tony J. Giuliano

Tony J. Giuliano is our former President/ Chief Executive Officer and a director.   Mr. Giuliano is an experienced financial executive having worked for several public companies listed in the United States and Canada. Recently, from October 2010-June 2012, Mr. Giuliano was the Chief Financial Officer for Sand Technology Inc., a U.S. public company involved in the development of specialized software. From October 2008-March 2010, Mr. Giuliano was Director of Finance for Unisource Canada Inc., the largest distributor of commercial printer paper in Canada, and from July 2006-April 2008, Mr. Giuliano was Chief Financial Officer of Avensys Corporation, a U.S. public company involved in the manufacture high-tech components for the telecommunications industry. Mr. Giuliano has been involved in all aspects of accounting, finance, taxation, mergers and acquisitions, international operations and ensuring SEC and Canadian regulatory compliance. Mr. Giuliano spent the first nine years of his career with Deloitte Canada, a major international accounting firm, in Montreal where he gained expertise with Canadian public companies operating in both the manufacturing and financial services sectors. Mr. Giuliano is a Certified Professional Accountant/Chartered Accountant and a member of the Quebec Order of Chartered Accountants since December 1982. He received a Diploma in Public Accountancy from McGill University in 1982 and a Bachelor of Commerce from Concordia University in 1979.

Yves Gagnon

Yves Gagnon is a former Vice-President of Operations and a Director.   He is a geological engineer with a master degree in geochemistry from the Polytechnic School of the Montréal University (1983). He has been actively working for the last 35 years within the mining industry, recently acting as professional consultant developing junior companies in the process of becoming public through the startup of small mining/milling operations (Sep. 2009 to Feb. 2013). Prior to that, he was President/Chief Executive Officer of  C2C Inc., a public mining company involved in the startup of a gold mine in Ecuador (Jul. 2007 to Aug. 2009). Mr. Gagnon has expertise in exploration, in mining management and in environmental mine closure planning. He acted as president/director/manager or consultant for other public and private companies: Yorbeau Resources (1984-89), Géospex Sciences Inc. (1989-96), Espalau Corp. (1996-99), Abcourt Mines (2000-07) and Métanor Resources (2001-07). He managed multi-disciplinary teams of up to 400 peoples and multi-million dollar projects, both nationally and internationally.  He was instrumental in the discovery of the Bell Allard South copper-zinc deposit (for Noranda), in the return to life of the Bachelor Mining Complex (with Espalau and then with Métanor), and in the closure and reclaim of the Goldfields Mining Complex (for Barrick).

Background of Officers and Directors

Current officers and directors:

Joshua Kimmel

Mr. Kimmel was appointed our president, chief executive officer and a director in 2015.  Has an extensive experience at the management level with companies primarily focused in the hospitality arena.

Since October of 2013, as the President and Founder of Breathe, Mr. Kimmel has developed an innovative entry into the E-cigarette market, possessing unique features not found in other market entries.  He has patents pending that focus on consumer safety, including child lock features.  Having worked as an advanced level sommelier and chef for almost two decades, Mr. Kimmel created proprietary handcrafted flavors manufactured in his hometown of Knoxville, Tennessee.

From September 2013 through present, Mr. Kimmel has also served on the Board of Directors of Electronic Magnetic Power Solutions, which implements disruptive patented technology licensed from Virginia Tech University for the express purpose of alternative energy use in the consumer space.

From November 1999 through March of 2009, Mr. Kimmel worked as the Vice President of Operations for The Addison Restaurant Group on the creation and opening of multiple restaurants.   From October 2006 through December 2008, Mr. Kimmel took a hiatus from the Addison Restaurant Group to work with the founding team of Seasons 52, one of Darden Restaurants test concepts at the time.

James Chandik

James Chandik is our former Executive Vice-President/Chief Operating Officer having resigned these positions in January 2015. Since June 2011 through the present, he has served as a director of the Company and currently retains his position as a director. Mr. Chandik received an Economic Degree from McGill University in 1977.  Since our inception until March 14, 2013, Mr. Chandik was our President/Chief Executive Officer.  Mr. Chandik has served as a General Manager for Disaster Kleenup Canada from February 2009 to April 2010 and prior to that position, he was the General Manager of Datacom Wireless Corporation from September 2004 to October 2008. Mr. Chandik also served as a Manager from 1997 to 2001, with Navigata Communications, Metaphor Communications, Axxent Communication.

Chris Clark

Mr. Clark has since January 2015 served as the chief legal counsel and head of business affairs for companies in the television, telecommunications, media, new technology and global security consultancy sectors.  Since August 2014, Chris has served the role as General Counsel of a global security consultancy firm, Red Alert Group, Inc., based in Atlanta Georgia.   Mr. Clark provides legal and business advisory counsel to the Chief Executive Officer on matters concerning the firm’s operational, financial and media content sources that it has developed over the past ten years.  Additionally, through his work as General Counsel to a private equity affiliate charged with media acquisitions, Mr. Clark has been responsible for structuring special financing to launch new media properties, establish joint ventures with existing television networks and affiliates, and creating a multi-video programming distribution platform.

From January 2012 to July 2014, Mr. Clark served as the Executive Vice President of Business and Legal Affairs of a startup media and technology company in Little Rock, Arkansas, Soul of the South Television where he coordinated approximately $20 million in public and private financing to launch its television network operations.   Mr. Clark was also involved in the day to day operations of the business, from overseeing contracts, human resources, managing outside counsel and vendor relationships, and ensuring that the company reached both short and long term management objectives.

From September 2008 to December 2011, Mr. Clark served as an associate in the general litigation practice of Dewey & LeBoeuf, LLP.  Mr. Clark’s work focused on sports, antitrust, and labor and employment law, with rewarding experience representing multinational technology companies, players unions, and international figures.

Mr. Clark is a graduate of Columbia Law School, Class of 2008, and the University of Miami, Class of 2005.

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

Terms of Office

There are no family relationships among our Directors and/or Officers.  Our Directors are appointed for one-year terms to hold office until the next annual general meeting of shareholders or until removed from office in accordance with our by-laws. Our Officers are appointed by our Board of Directors and hold office until removed by our Board of Directors or terminated pursuant to their employment agreements.  However, pursuant to the Share Exchange Agreement between DNA Precious Metals, Inc. and Breathe LLC James Chandick was to tender his resignation upon the spin-off of DNA Canada, Inc.  It is anticipated that Mr. Chandick will tender his resignation in February 2015 and the Board of Directors will appoint a new Director.

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

The following table sets forth the compensation paid by us to our Officers for the fiscal years ended December 31, 2014, 2013, 2012 and 2011.  This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any.  The compensation discussed addresses all compensation awarded to, earned by, or paid or named executive officers.

Executive Officer Compensation Table

Name and
Position	Year	Salary	Stock Awards	Option Awards(7)	Total*

Tony Giuliano (1)	2014	$42,462	0	0	$42,462
Former	2013	$66,667	$250,000	$77,937	$394,604
CEO/CFO/Director

Ronald K. Mann (2)	2014	$18,462	0	0	$18,462
Former	2013	$95,000	$125,000	$0	$220,000
CEO/Director	2012	0	0	0	0

James Chandik (3)	2014	$88,615	$0	0	$88,615
Director	2013	$120,000	$0	$18,000	$138,000
Former CEO/COO

Yves Gagnon (4)	2014	$60,923	0	0	$60,923
Former	2013	$120,000	$500,000	$18,000	$638,000
VP/Director

Claud Girard (5)	2014	$60,923	0	0	$60,923
Former	2013	$120,000	$500,000	$18,000	$638,000
VP/Director

Jeffrey Bercovitch (6)	2014	$0	$0	0	$0
Former	2013	$48,000	$0	0	$48,000
CFO/Director

 * In accordance with the rules promulgated by the Securities and Exchange Commission, certain columns relating to information that is not applicable have been omitted from this table.

(1) Chief Financial Officer from March 15, 2013 to October 20, 2014. Chief Executive Officer from February 21, 2014 to March 27 2014. The value of the stock awards includes 1,000,000 common shares of stock at a value of $0.25 per share of which 750,000 common shares were subsequently cancelled.

(2) Chief Executive Officer from March 15, 2013 to February 19, 2014. The value of the stock awards includes 2,000,000 common shares of stock at a value of $0.25 per share of which 1,500,000 common shares were subsequently cancelled. .

(3)  Chief Executive Officer from June 1, 2011 until March 15, 2013 and from March 27 2014 to January 16, 2015. COO from March 15, 2013 to March 27, 2014.The value of the stock awards includes 2,000,000 shares of stock at a value of $0.003 per share.

(4) Vice-President from November 10, 2012 to January 16, 2015. The value of the stock awards includes 2,000,000 common shares of stock at a value of $0.25 per share. These shares were subsequently cancelled.

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

The compensation discussed herein addresses all compensation awarded to, earned by, or paid to our named executive officers through December 31, 2014.

Employment Agreements-

James Chandik - Mr. Chandik signed an employment agreement with the Company commencing June 1, 2011. The agreement was terminated when he stepped down as a corporate officer in January 2015.   Effective June 1, 2011 he received an annual salary of $120,000.  He was issued 2,000,000 shares of the Company’s common stock in consideration for agreeing to serve as our Chief Executive Officer at that time.  His annual salary commencing June 1, 2012 and June 1, 2013 remained at $120,000 per year and no additional shares of common stock were issued.

There are currently no employment agreements with either of our new officers, Josh Kimmel or Chris Clark.

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

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information as of April 1, 2015 with respect to the beneficial ownership of the Company's Common Stock by: (i) all persons known by the Company to be beneficial owners of more than 5% of the Company's Common Stock, (ii) each director and Named Executive Officer, and (iii) by all executive officers and directors as a group.

Name	No. of Shares of Common Stock	No. of Options	Percent of Class(1)(2)

Josh Kimmel 9921 Lanni Lane Knoxville, TN, 37932	127,500,000	none	47.2%

James Chandik 229 Bergerac Repentigny, Quebec J6A 7V9	2,000,000	100,000	.8%

Chris Clark P.O. Box 8204 Atlanta, GA,31106	3,000,000	none	1.1%

54 Western Ore Place Inc. 30 French Cay Close Providenciales TCI British West Indies	15,000,000	0	5.4%

55 Strathmore Capital Inc. 34 Hawksbill Lane Providenciales, TCI British West Indies	15,000,000	0	5.4%

All Officers and Directors (3)	132,500,000	100,000	49.1%

(1)           Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract,  arrangement,  understanding, relationship,  or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares;  and (ii) investment power, which  includes the power to dispose or direct the  disposition of shares.  Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares).  In  addition,   shares  are  deemed  to  be beneficially  owned by a person if the person has the right to acquire  the  shares (for example, upon exercise of an option) within 60 days of the date as of which the  information  is  provided.  In computing the percentage ownership of any person, the amount of shares

(2)   Based on 276,352,667 issued and outstanding shares of common stock on April 6, 2015.

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

Item 14.   Principal Accounting Fees and Services.- Michael Pollack

AUDIT FEES. The aggregate fees billed for professional services rendered was $18,000   and $22,500 for the audit of our annual financial statements for the fiscal years ended  December 31, 2014 and 201 3, respectively, and $12,000 and $10,500 for the reviews of the financial statements included in our Forms 10-Q for the fiscal years ended 2014 and 2013 respectively.

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

ALL OTHER FEES. Other than the services described above, there were no other services provided by our principal accountants for the fiscal years ended December 31, 2014 and 2013.

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

Our Board discussed and reviewed with the independent auditors all matters required to be discussed by auditing standards generally accepted in the United States of America, including those described in Statement on Auditing Standards No. 61, as amended, "Communication with Audit Committees." Our entire Board, acting in the capacity of the Audit Committee reviewed the audited consolidated financial statements of the Company as of and for the year ended December 31, 2014 with the independent auditors. Management has the responsibility for the preparation of the Company's financial statements and the independent auditors have the responsibility for the examination of those statements. Based on the above-mentioned review and discussions with the independent auditors our  Board of Directors approved the Company's audited consolidated financial statements and recommended that they be included in its Annual Report on Form 10-K for the year ended December 31, 2014, for filing with the Securities and Exchange Commission.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

a)	The following report and consolidated financial statements are filed together with this Annual Report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 2014 and 2013

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS FOR THE YEARS ENDED DECEMBER 31, 2014 AND DECEMBER 31, 2013

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

b)	Index to Exhibits

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certificate of the Chief Executive Officer and Chief Financial Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certificate of Executive Vice-President and Chief Operating Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32 .1	Certificate of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32 .2	Certificate of the Executive Vice-President and Chief Operating Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 .

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BREATHE ECIG CORP.

By: /s/ Joshua Kimmel	Date: April 7, 2015

Joshua Kimmel Chief Executive Officer/Chief Financial Officer and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Joshua Kimmel	Date: April 7, 2015

Chief Executive Officer/Chief Financial Officer/Director

By; /s/ James Chandik	Date: April 7, 2015

James Chandik, Director

By; /s/ Christopher R. Clark	Date: April 7, 2015

Christopher R. Clark, Director

BREATHE ECIG CORP.
(FORMERLY DNA PRECIOUS METALS, INC.)

Report of Independent Registered Public Accounting Firm

To the Directors of
Breathe eCig Corp.
(formerly DNA Precious Metals, Inc.)

We have audited the accompanying consolidated balance sheets of Breathe eCig Corp. (formerly DNA Precious Metals, Inc.) (the "Company") as of December 31, 2014 and 2013, and the related consolidated statements of operations and comprehensive loss, changes in stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Breathe eCig Corp. (formerly DNA Precious Metals, Inc.) as of December 31, 2014 and 2013, and the results of its consolidated statements of operations and comprehensive loss, changes in stockholders’ equity, and cash flows for the years ended December 31, 2014 and 2013 in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company recently acquired a company in a different industry and spun out their existing mining operations. The lack of profitable operations to date raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in this regard are described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/KBL, LLP
New York, NY
April 7, 2015

BREATHE ECIG CORP.
(FORMERLY DNA PRECIOUS METALS, INC.)
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2014 AND 2013
(in United States dollars)

	DECEMBER 31,	DECEMBER 31,
	2014	2013

ASSETS
CURRENT ASSETS
Cash	$53,813	$535,934
Prepaid deposit	-	612,431
Prepaid expenses	189,528	190,514
Sales tax receivable	27,943	35,427
Total current assets	271,284	1,374,306

Fixed assets, net	138,124	1,276,304

Other Asset
Deferred financing fees, net	12,366	25,081
Mining rights	1,035,818	15,000
	1,048,184	40,081

TOTAL ASSETS	$1,457,592	$2,690,691

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$217,507	$186,729
Derivative liability - warrants	197,040	-
Loan payable - current portion	22,209	-
Total current liabilities	436,756	186,729

OTHER LIABILITIES
Asset retirement obligation	107,749	-
Loan payable - net of current portion	105,314	-
Total other liabilities	213,063	-

TOTAL LIABILITIES	649,819	186,729

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value, 10,000,000 shares authorized
Nil shares issued and outstanding	-	-
Common stock, $0.001 par value, 500,000,000 shares authorized
106,586,000 and 95,076,000 shares issued and outstanding, respectively	106,586	95,076
Additional paid in capital	8,579,861	7,313,888
Deferred compensation	-	(187,500)
Accumulated deficit	(7,770,337)	(4,710,522)
Accumulated other comprehensive income (loss)	(108,337)	(6,980)
Total stockholders' equity	807,773	2,503,962

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,457,592	$2,690,691

The accompanying notes are an integral part of these consolidated financial statements.

BREATHE ECIG CORP.
(FORMERLY DNA PRECIOUS METALS, INC.)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013
(in United States dollars)

	YEARS ENDED
	DECEMBER 31,
	2014	2013

REVENUE	$-	$-

COST OF REVENUES	-	-

GROSS PROFIT	-	-

OPERATING EXPENSES
Exploration costs	349,597	88,247
Salaries and related expenses	427,568	1,674,152
Professional fees	303,229	388,810
Rent	40,005	40,385
Depreciation, amortization and impairment	1,262,629	9,120
General and administrative	389,521	721,453
Total operating expenses	2,772,549	2,922,167

OTHER (INCOME) EXPENSE
Interest expense, net	5,452	1,403
Interest expense, convertible notes	140,651	-
Fair value adjustment in derivative liabilities	76,073	-
Loss on conversion of promissory note	-	125,000
Exploration tax credits	-	(111,095)
Loss on extinguishment of debt	65,090	-
Total other (income) expense	287,266	15,308

Net loss before provision for income taxes	(3,059,815)	(2,937,475)

Provision for income taxes	-	-

NET LOSS	$(3,059,815)	$(2,937,475)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	96,010,164	90,057,890

NET LOSS PER SHARE	$(0.03)	$(0.03)

COMPREHENSIVE LOSS
Net loss	$(3,059,815)	$(2,937,475)
Currency translation adjustment	(101,357)	(19,396)
Total comprehensive loss	$(3,161,172)	$(2,956,871)

The accompanying notes are an integral part of these consolidated financial statements.

BREATHE ECIG CORP.
(FORMERLY DNA PRECIOUS METALS, INC.)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013
(in United States dollars)

								Accumulated
					Additional			Other
	Preferred Stock		Common Stock		Paid-In	Deferred	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Compensation	Deficit	Income (Loss)	Total

Balance - December 31, 2012	-	$-	83,024,000	$83,024	$2,800,976	$-	$(1,773,047)	$12,416	$1,123,369

Shares issued through S-1 registration statement			1,576,000	1,576	392,424	-	-	-	394,000
Shares issued through S-1 registration statement
in settlement of liability for stock to be issued			928,000	928	231,072	-	-	-	232,000
Shares issued on conversion of promissory note	-	-	2,500,000	2,500	625,050	-	-	-	627,550
Shares issued pursuant to employment contracts	-	-	5,000,000	5,000	1,245,000	(187,500)	-	-	1,062,500
Cancellation of shares previously issued	-	-	(1,500,000)	(1,500)	1,500	-	-	-	-
Shares issued pursuant to services	-	-	900,000	900	350,000	-	-	-	350,900
Cancellation of shares previously issued	-	-	(1,700,000)	(1,700)	1,700	-	-	-	-
Shares issued pursuant to an asset purchase	-	-	1,090,000	1,090	515,770	-	-	-	516,860
Shares issued in private placement	-	-	3,208,000	3,208	992,573	-	-	-	995,781
Stock options exercised	-	-	50,000	50	12,450	-	-	-	12,500
Warrants issued for deferred financing fees	-	-	-	-	25,431	-	-	-	25,431
Stock-based compensation	-	-	-	-	119,942	-	-	-	119,942
Net loss for the period	-	-	-	-	-	-	(2,937,475)	(19,396)	(2,956,871)

Balance - December 31, 2013	-	-	95,076,000	95,076	7,313,888	(187,500)	(4,710,522)	(6,980)	2,503,962

Shares issued pursuant to an asset purchase	-	-	1,000,000	1,000	339,000	-	-	-	340,000
Cancellation of shares previously issued	-	-	(4,250,000)	(4,250)	4,250	-	-	-	-
Common shares issued for services	-	-	400,000	400	121,100	-	-	-	121,500
Warrants issued for services	-	-	-	-	28,743	-	-	-	28,743
Amortization of deferred compensation	-	-	-	-	-	187,500	-	-	187,500
Shares issued in private placement	-	-	14,310,000	14,310	701,190	-	-	-	715,500
Stock options exercised	-	-	50,000	50	12,450	-	-	-	12,500
Stock-based compensation	-	-	-	-	59,240	-	-	-	59,240
Net loss for the period	-	-	-	-	-	-	(3,059,815)	(101,357)	(3,161,172)

Balance - December 31, 2014	-	$-	106,586,000	$106,586	$8,579,861	$-	$(7,770,337)	$(108,337)	$807,773

The accompanying notes are an integral part of these consolidated financial statements.

BREATHE ECIG CORP.
(FORMERLY DNA PRECIOUS METALS, INC.)
CONSOLIDATED STATEMENTS OF CASH FLOW
FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013
(in United States dollars)

	YEARS ENDED
	DECEMBER 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,059,815)	$(2,937,475)

Adjustments to reconcile net (loss)
to net cash (used in) operating activities:
Depreciation, amortization and impairment	1,262,629	9,120
Non-cash interest charges	55,877	-
Fair value adjustment in derivative liabilities	76,073	-
Shares and options issued for compensation	246,740	1,182,442
Loss on conversion of promissory note	-	125,000
Shares and warrants issued for services rendered	83,948	350,900
Loss on extinguishment of debt	65,090	-

Change in assets and liabilities
(Increase) decrease in prepaid expenses and deposits	986	(196,586)
Decrease in sales tax receivable	7,483	23,724
Increase in accounts payable and accrued expenses	97,229	96,505
Total adjustments	1,896,055	1,591,105
Net cash (used in) operating activities	(1,163,760)	(1,346,370)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of fixed assets	(2,613)	(68,684)
Acquisition of mining rights	(68,387)	-
Net cash (used in) investing activities	(71,000)	(68,684)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds received from loan payable, net of repayments	127,523	-
Cash received for common stock and liability for stock to be issued	728,000	1,345,874
Net cash provided by financing activities	855,523	1,345,874

Effect of foreign currency	(102,884)	6,176

NET (DECREASE) IN CASH AND CASH EQUIVALENTS	(482,121)	(63,004)

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR	535,934	598,938

CASH AND CASH EQUIVALENTS - END OF YEAR	$53,813	$535,934

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$64,492	$1,403
Income taxes	$-	$-

SUPPLEMENTAL NON-CASH ACTIVITY:
Common stock issued for mining rights	$340,000	$-
Common stock issued for prepaid deposit	$-	$516,860
Conversion of promissory note to common stock	$-	$627,550
Deferred compensation for common stock	$187,500	$1,062,500
Deferred financing fees through the issuance of warrants	$-	$25,431
Issuance of common stock and warrants for prepaid expenses	$103,743	$-
Asset retirement obligation	$107,749	$-

The accompanying notes are an integral part of these consolidated financial statements.

BREATHE ECIG CORP.
(FORMERLY DNA PRECIOUS METALS, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014 AND 2013

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

The Company acquired certain mining claims on June 9, 2011 located in the Montauban and Chavigny townships near Grondines-West in the Portneuf County of Quebec, Canada (“Montauban Mine Property” or “Property”).  The transaction is shown as an asset, Mining  rights, on the consolidated balance sheets at December 31, 2014 and 2013.

On October 30, 2013 and November 27, 2013, the Company entered into binding agreements for the asset acquisitions of an undivided one hundred percent (100%) interest in certain mineral claims and mining assets located in the Province of Quebec’s Montauban and Chavigny townships near Grondines West, in the county of Portneuf, specifically Mining Lease BM 748 and Mining Concession Miniere CM 410. The purchase price was CDN$75,000 together with the issuance of 1,050,000 common shares of the Company. The common shares for the acquisition were valued at their fair market value on the day they were issued which totaled $496,860. In connection with the asset purchase, the Company also issued 40,000 shares of common stock to a former supplier of the vendor for mining related information of the assets purchased valued at $20,000 along with cash consideration of CDN$20,000. The Company had been awaiting confirmation of the contemplated transaction from a bankruptcy court in Montreal, Quebec overviewing the financial restructuring of the vendor. The bankruptcy court approved the transaction on April 17, 2014.

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

BREATHE ECIG CORP.
(FORMERLY DNA PRECIOUS METALS, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014 AND 2013

NOTE 1-	ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

The common shares for the acquisition will be valued at their fair market value on the day they were issued which totaled $340,000. The total cost of the acquisition amounted to $403,840.

On April 14, 2014, the Company entered into an asset purchase agreement for an undivided one hundred percent (100%) interest in fifty seven (57) mining claims located in the Province of Quebec’s Montauban and Chavigny townships near Grondines West, in the county of Portneuf. The purchase price was CDN$5,000 (US $4,547). The transfer of the mining claims has been completed by the Province of Quebec in the name of the Company.

On December 4, 2014, the Company presented a renewal request with the Government of the Province of Quebec to renew all 122 claims and this has been granted through a decision dated February 23, 2015.

On January 16, 2015, Breathe eCigs Corp., a Tennessee corporation (“Breathe”), entered into a Share Exchange Agreement (the “Exchange Agreement”) with the Company, whereby the Company acquired all of the issued and outstanding shares of common stock of Breathe in consideration for the issuance of 150,000,000 shares of common stock.

As a result of the transaction effected by the Exchange Agreement, at closing Breathe became a wholly owned subsidiary of the Company, with the former Breathe shareholders owning approximately 56% of the then issued and outstanding common stock of the Company.

The Company declared a stock dividend to its shareholders of record as of February 3, 2015 of its wholly owned subsidiary, DNA Canada, Inc. Each shareholder of record on this date will receive one share of DNA Canada, Inc. for every two shares of DNA Precious Metals Inc. owned by the shareholder on this date. All stock dividends will be rounded down to the next whole number. With the completion of the stock dividend, the Company, no longer has an equity interest in DNA Canada, Inc.

The former shareholders of Breathe participating in the stock dividend were required to tender for redemption any shares of DNA Canada, Inc. common stock received pursuant to the stock dividend in accordance with the Exchange Agreement.

With the acquisition of Breathe, management determined that it would be in the best interest of the Company and its shareholders to operate each company separate and independently of each other. The operation of DNA Canada, Inc. and Breathe were inconsistent. Breathe is a manufacturer and distributor of e-cigarette and related products while DNA Canada, Inc. is an exploration stage mining company. The spin-off of DNA Canada, Inc. will allow each company to focus on its principal business activity and facilitate capital formation.

BREATHE ECIG CORP.
(FORMERLY DNA PRECIOUS METALS, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014 AND 2013

NOTE 1-	ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

On March 5, 2015, the Company and Breathe entered into an Agreement and Plan of Merger pursuant to which the Company merged with its wholly owned subsidiary,  Breathe. Upon the consummation of the Merger on March 11, 2015, the separate existence of Breathe ceased, and the shareholders of the Company became shareholders of the surviving company, named Breathe eCig Corp. As permitted under Nevada law, the sole purpose of the Merger was to effect a change to the Company’s name from DNA Precious Metals, Inc. to Breathe eCig Corp. This change to the Amended Articles of Incorporation and name change took effect on March 11, 2015.

Going Concern

The consolidated financial statements have been prepared on a going concern basis. The going concern basis of presentation assumes that the Company will continue in operation for the foreseeable future and be able to realize its assets and discharge its liabilities and commitments in the normal course of business. The Company has not generated revenues since inception and has generated losses totaling $3,059,815 and $2,937,475 for the years ended December 31, 2014 and 2013, respectively.

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

The Company can give no assurance that it will achieve profitability or be capable of sustaining profitable operations in its new business of Breathe. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of the carrying amounts of assets or the amount and classification of liabilities that might result if the Company is unable to continue as a going concern. These factors raise substantial doubt regarding the ability of the Company to continue as a going concern.

The Company recently raised $715,500 in November and December 2014, to increase the exploration of the mining claims. Additionally, after the acquisition of Breathe, was able to raise capital in the form of convertible notes to assist Breathe in completing this transaction and acquire product for their initial production of the e-cigarettes.

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

BREATHE ECIG CORP.
(FORMERLY DNA PRECIOUS METALS, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014 AND 2013

NOTE 1-	ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

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

Presently, the infrastructure construction includes the foundation, a 16,000 sq./ft. steel structure building and water and power supply installations.  The Company has completed all the access infrastructural work to the future site where the milling facilities will be located. Due to SEC requirements, the land, building and mill equipment have been charged to impairment expense since these assets were not put into production since their acquisition.

On September 14, 2012, the Company received a Certificate of Authorization, from the Quebec Provincial Government, with respect to operating a gravimetric circuit to process the mining residues, or tailings, located on the Montauban Mine Property. On March 13, 2014, the Company received another Certificate of Authorization, also from the Quebec Provincial Government, with respect to operating a cyanization circuit to process the mining residues located on the Montauban Mine Property. Previously, on February 28, 2014, the Company received approval, from the Quebec Provincial Government, for the Restoration Plan on the Montauban Mine Property which will be implemented subsequent to the Company’s processing of the mining residues (tailings) on the site (see Note 11, Subsequent Events).

BREATHE ECIG CORP.
(FORMERLY DNA PRECIOUS METALS, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014 AND 2013

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

BREATHE ECIG CORP.
(FORMERLY DNA PRECIOUS METALS, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014 AND 2013

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Stock Options-Based Compensation

The Company estimates the fair value of stock options-based payment awards made to officers and directors related to the Company’s stock incentive plan, on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as an expense rateably over the requisite service periods. The Company uses the Black-Scholes option pricing model to determine the fair value of the stock-based compensation that it grants to officers and directors. The Company is required to make certain assumptions in connection with this determination, the most important of which involves the calculation of volatility with respect to the price of its common stock. The computation of volatility is intended to produce a volatility value that is representative of the Company’s expectations about the future volatility of the price of its common stock over an expected term. The Company used an estimate of its future share price to determine volatility and cannot predict how the price of its common shares of common stock will react on the open market in the future. Shares of the Company commenced trading on August 22, 2013. As a result, the volatility value that the Company calculated may differ from the future volatility of the price of its shares of common stock.

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

BREATHE ECIG CORP.
(FORMERLY DNA PRECIOUS METALS, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014 AND 2013

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

During the year ended December 31, 2014, the Company did not received any amount as tax credits for qualifying expenditures (2013 - $111,095). The Company’s policy is to record the tax credits when received rather than when applied for. Research tax credits must be reviewed and approved by the appropriate tax authorities when applied and it is possible that the amounts granted may differ from the amounts applied for.

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

BREATHE ECIG CORP.
(FORMERLY DNA PRECIOUS METALS, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014 AND 2013

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

BREATHE ECIG CORP.
(FORMERLY DNA PRECIOUS METALS, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014 AND 2013

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

BREATHE ECIG CORP.
(FORMERLY DNA PRECIOUS METALS, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014 AND 2013

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

The following is a reconciliation of the computation for basic and diluted EPS:

	Year Ended
	December 31,	December 31,
	2014	2013

Net loss	$(3,059,815)	$(2,937,475)

Weighted-average common shares
outstanding (Basic)	96,010,164	90,057,890

Weighted-average common shares
Equivalent
Stock options	200,000	1,333,000
Warrants	1,540,625	-

Weighted-average common shares
outstanding (Diluted)	97,750,789	91,390,890

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

BREATHE ECIG CORP.
(FORMERLY DNA PRECIOUS METALS, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014 AND 2013

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

For the binomial lattice options pricing model, the Company used the following assumptions and weighted average fair value ranges as at the transaction date, April 28, 2014, and for the period ended December 31, 2014:

Convertible Notes:	April 28, 2014	December 31, 2014

Risk free interest rate	.0577%	N/A
Dividend yield	N/A	N/A
Volatility	86.31%	N/A

BREATHE ECIG CORP.
(FORMERLY DNA PRECIOUS METALS, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014 AND 2013

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Warrants	April 28, 2014	December 31, 2014

Risk free interest rate	.1442%	..0400%
Dividend yield	N/A	N/A
Volatility	97.33%	175.00%

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

BREATHE ECIG CORP.
(FORMERLY DNA PRECIOUS METALS, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014 AND 2013

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

On October 30, 2013 and November 27, 2013, the Company entered into binding agreements for the asset acquisitions of an undivided one hundred percent (100%) interest in certain mineral claims and mining assets located in the Province of Quebec’s Montauban and Chavigny townships near Grondines West, in the county of Portneuf, specifically Mining Lease BM 748 and Mining Concession Miniere CM 410. The purchase price was CDN$75,000 together with the issuance of 1,050,000 common shares of the Company. The common shares for the acquisition were valued at their fair market value on the day they were issued which totaled $496,860. In connection with the asset purchase, the Company also issued 40,000 shares of common stock to a former supplier of the vendor for mining related information of the assets purchased valued at $20,000 along with cash consideration of CDN$20,000. The total cost of the acquisition amounts $612,431. The Company had been awaiting confirmation of the contemplated transaction from a bankruptcy court in Montreal, Quebec overviewing the financial restructuring of the vendor. The bankruptcy court approved the transaction on April 17, 2014.

On January 10, 2014, the Company entered into an asset purchase agreement for an undivided one hundred percent (100%) interest in certain mineral claims located in the Province of Quebec’s Montauban and Chavigny townships near Grondines West, in the county of Portneuf, including claims, rights, concessions and leases.

BREATHE ECIG CORP.
(FORMERLY DNA PRECIOUS METALS, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014 AND 2013

NOTE 3-	MINING RIGHTS (CONTINUED)

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

Total mining rights as of December 31, 2014 and 2013 were $1,035,818 and $15,000, respectively.

NOTE 4-	ACQUISITION

On June 20, 2014, DNA Crypto Corp. (“DNAC”), a wholly-owned subsidiary of DNA Precious Metals, Inc., signed a definitive asset purchase agreement with Lynx Mining LLC, a Texas limited liability company (“Lynx”), whereby DNAC acquired the assets of Lynx, being its intellectual property rights. As part of the asset purchase agreement, DNAC issued 4.9 million shares of its common stock to Lynx Mining LLC.  Following the issuance of the DNAC common stock, DNA Precious Metals, Inc. owned 5.1 million shares (51%) of the outstanding shares of common stock of DNAC  and Lynx  owns 4.9 million shares (49%) of DNAC common stock.  The issuance of the 10 million shares represents 100% of DNAC’s authorized common stock. Lynx’s contribution of  all of its intellectual property rights is in connection with the design of proprietary software to mine bitcoins.  Lynx has developed formulas for how much hashing power must be added to negate the decreased Bitcoin generation.

The intellectual property rights acquired from Lynx did not have significant value as Lynx itself was a start-up entity and there had not been any significant amounts expensed by Lynx to design the proprietary software. The 4.9 million shares of DNAC issued to Lynx was for the proprietary software and had been valued at $10,000 as of the acquisition date which represents the approximate cost the individual owners of Lynx expended to develop the software.

From June 3, 2014 to September 14, 2014, aside from the asset purchase agreement, there had been limited transactions in DNAC as operations had not yet fully commenced. As a result, there was a nominal non-controlling interest shown on the consolidated statement of operations.

BREATHE ECIG CORP.
(FORMERLY DNA PRECIOUS METALS, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014 AND 2013

NOTE 4-	ACQUISITION (CONTINUED)

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

On September 15, 2014 DNA Precious Metals, Inc. terminated for cause the Asset Purchase Agreement entered into July 14, 2014 with Lynx Mining LLC, a Texas limited liability company (“Lynx”).  The intellectual property rights transferred to DNA Crypto, Inc. and the services provided by Lynx to implement the Company’s business plan were deficient.  DNA Precious Metals, Inc. wrote all of the costs associated with this transaction off, and will not pursue any action against Lynx. As a result, no assets or non-controlling equity interest are reflected herein.

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

BREATHE ECIG CORP.
(FORMERLY DNA PRECIOUS METALS, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014 AND 2013

NOTE 5-	CONVERTIBLE NOTES AND DERIVATIVE LIABILITIES (CONTINUED)

The conversion price is the lesser of $0.16 or 60% of the lowest trade price in the 25 trading days prior to the conversion. Unless otherwise agreed in writing by both parties, at no time will the Investor convert any amount of the Convertible Note into common stock that would result in the Investor owning more than 4.99% of the common stock outstanding of the Company. At all times that this Convertible Note is outstanding, the Company agrees to reserve at least 10,000,000 shares of common stock for conversion. On October 30, 2014, the Company and the Investor entered into an amendment (“Amendment #1”), whereby the Company paid a partial note repayment in the amount of $33,333 on November 5, 2014 which equals 50% of the note balance  which includes $3,333  in interest, with the remaining balance due by January 6, 2015, which was repaid on December 29, 2014.

On April 28, 2014, the Company entered into a Securities Purchase Agreement (“SPA”), with a U.S.-based private equity fund, under which the Company issued a Secured Convertible Promissory Note (the “Convertible Note”) in the amount of $552,500.  The Convertible Note includes an original issue discount of $50,000 (“OID”), calculated at 10% of the principal amount ($500,000), plus an additional $2,500 (“Transaction Expense Amount”) to cover the investor’s due diligence and legal fees in connection therewith.  The principal amount will be paid to the investor in six (6) tranches of an initial amount under the Convertible Note of $250,000 and five (5) additional amounts of $50,000, with each of the additional amounts represented by Investor Notes (the Convertible Note and the Investor Notes are collectively referred to herein as the “Notes”). The initial $250,000 in cash was paid to the Company on April 29, 2014. Payment of the Notes will be made on a monthly basis, beginning six months after the issue date when the Company received the initial $250,000, in the amount of $34,531 per month plus all accrued but unpaid interest and other costs, fees or charges payable, for sixteen (16) months until the balance is paid in full.  The Notes are convertible into common stock, at the option of the investor, at a price of $0.40 per share subject to adjustment in the case of a default, reorganization or recapitalization. In the event the Company elects to prepay all or any portion of the Notes, the Company is required to pay to the investor an amount in cash equal to 125% of the outstanding balance of the Notes, plus accrued interest and any other amounts owing. Interest accrues at the rate of 10% per annum. If the Company failed to repay the Notes when due, or if other events of default thereunder apply, a default interest rate of 22% per annum would apply. In addition, if the Company failed to issue stock to the investor within three trading days of receipt of a notice of conversion, the Company must pay a penalty equal to the greater of greater of $500 per day and 2% of the applicable conversion amount or installment amount, as applicable (but, in any event, the cumulative amount of such late fees shall not exceed the applicable conversion amount or installment amount). The Notes were secured by an interest in all right, title, interest, claims and demands of the Company in and to the property described in the Security Agreement, and all replacements, proceeds, products, and accessions thereof.

BREATHE ECIG CORP.
(FORMERLY DNA PRECIOUS METALS, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014 AND 2013

NOTE 5-	CONVERTIBLE NOTES AND DERIVATIVE LIABILITIES (CONTINUED)

The Notes  were convertible into shares of our common stock in six tranches, consisting of (i) an initial tranche in an amount equal to $277,500 and any interest, costs, fees or charges accrued thereon or added thereto under the terms of this Note and the other Transaction Documents (as defined in the Securities Purchase Agreement), and (ii) five (5) additional tranches, each in the amount of $55,000, plus any interest, costs, fees or charges accrued thereon or added thereto under the terms of this Note and the other Transaction Documents. Except in the case of a Company default, the Notes are convertible by the investor at a price of $.40 per share. Concurrently with the Securities Purchase Agreement, the Company also issued to the investor  warrants (the "Warrants") to purchase 690,625 shares of the Company’s common stock at an exercise price of $.75 per share subject to adjustment as more fully set forth in the warrant agreement.  The Warrants also contains a cashless exercise provision. The Warrants are for a term of two (2) years.

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

BREATHE ECIG CORP.
(FORMERLY DNA PRECIOUS METALS, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014 AND 2013

NOTE 5-	CONVERTIBLE NOTES AND DERIVATIVE LIABILITIES (CONTINUED)

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

The Company between November 26, 2014 and December 31, 2014, repaid the entire convertible note balance of $277,500 thus extinguishing the note. Upon the intitail recording of the convertible note and warrants associated with the convertible note, a derivative liability was recorded as the convertible note and warrant each contained embedded derivatives as determined under ASC 815. Since the warrants associated with the convertible note remain outstanding as of December 31, 2014, the derivative liability associated with the warrants remain, however, the extinguishment of the debt resulted in a loss on extinguishment of $65,090 under ASC 470. The Company recognized a loss on the fair value of the derivative liabilities of $76,073 during the year ended December 31, 2014.

The effective interest expense for the Convertible Note for the year ended December 31, 2014 was $140,651.

BREATHE ECIG CORP.
(FORMERLY DNA PRECIOUS METALS, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014 AND 2013

NOTE 6-	STOCKHOLDERS’ EQUITY

Preferred Stock

The Company was established on June 2, 2006 with 10,000,000 shares of preferred stock authorized with a par value of $0.001. The Company has not issued any preferred stock.

Common Stock

The Company was established on June 2, 2006 with 100,000,000 shares of common stock authorized with a par value of $0.001. On December 8, 2011, the Company amended the authorized stock to 150,000,000 shares. On March 17, 2014, the Company amended the authorized stock to 500,000,000 shares.

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

BREATHE ECIG CORP.
(FORMERLY DNA PRECIOUS METALS, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014 AND 2013

NOTE 6-	STOCKHOLDERS’ EQUITY (CONTINUED)

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

BREATHE ECIG CORP.
(FORMERLY DNA PRECIOUS METALS, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014 AND 2013

NOTE 6-	STOCKHOLDERS’ EQUITY (CONTINUED)

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

BREATHE ECIG CORP.
(FORMERLY DNA PRECIOUS METALS, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014 AND 2013

NOTE 6-	STOCKHOLDERS’ EQUITY (CONTINUED)

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

In 2014, the Company issued:

•	During November and December 2014, 14,310,000 private placement shares were issued to investors for an amount totaling $715,500 ($0.05 per share).

•	On January 10, 2014, the Company issued 1,000,000 common shares in connection with an asset purchase valued at $340,000.

•	50,000 shares of common stock upon the exercise of 50,000 stock options by a Director of the Company, at an exercise price of $0.25, for total proceeds of $12,500.

•	400,000 shares were issued for services rendered evaluated at an amount of $121,500.

Also, 4,250,000 shares previously issued to directors or administrators were cancelled.

As of December 31, 2014, the Company has 106,586,000 shares of common stock issued and outstanding.

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

BREATHE ECIG CORP.
(FORMERLY DNA PRECIOUS METALS, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014 AND 2013

NOTE 6-	STOCKHOLDERS’ EQUITY (CONTINUED)

The following table summarizes information about the Company’s stock options:

	December 31, 2014		December 31, 2013
		Weigthed		Weigthed
		average		average
	Number of	exercise	Number of	exercise
	options	price	options	price

Options outstanding, beginning of period	1,283,000	$0.25	-	$-
Granted	-	-	1,333,000	0.25
Exercised	(50,000)	(0.25)	(50,000)	(0.25)
Forfeited	(1,033,000)	(0.25)	-	-
Expired	-	-	-	-

	200,000	0.25	1,283,000	0.25

The following table summarizes the ranges of exercise prices of outstanding and exercisable options held by officers and directors as of December 31, 2014:

December 31, 2014			December 31, 2014
Options Outstanding			Options Exercisable
	Weigthed	Weigthed		Weigthed	Weigthed
	average	average		average	average
Number of	remaining	exercise	Number of	remaining	exercise
options	life (years)	price	options	life (years)	price

200,000	6.70	$0.25	200,000	6.70	$0.25

The fair value of the stock options granted during the year ended December 31, 2014 amounted to $ - (2013-$239,930) and was determined using the Black-Scholes option–pricing model using the following weighted-average assumptions:

Risk-free interest rate	.32%
Dividend yield	-
Volatility	152.5%
Expected life in years	2 years
Exercise price	$0.25

BREATHE ECIG CORP.
(FORMERLY DNA PRECIOUS METALS, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014 AND 2013

NOTE 6-	STOCKHOLDERS’ EQUITY (CONTINUED)

Stock options-based compensation expense included in the consolidated statements of operations and comprehensive loss for the year ended December 31, 2014 and 2013 was $59,240 and $119,942, respectively.

Warrants

The following table summarizes the Company’s share warrants outstanding as of December 31, 2014 and 2013:

	December 31, 2014			December 31, 2013
		Weighted	Weigthed		Weighted	Weigthed
		average	average		average	average
	Number of	remaining	exercise	Number of	remaining	exercise
	warrants	life (years)	price	warrants	life (years)	price

Warrants outstanding, beginning of year	600,000	2.0	$0.71	-	-	$-
Granted	940,625	1.6	0.63	600,000	2.0	0.71
Exercised	-	-		-	-
Expired	-	-	-	-	-	-

Warrants outstanding, end of year	1,540,625	1.5	$0.66	600,000	2.0	$0.71

The following table summarizes the ranges of exercise prices of outstanding warrants as of December 31, 2014

December 31, 2014
Warrants Outstanding
	Weighted	Weigthed
	average	average
Number of	remaining	exercise
options	life (years)	price

250,000	0.7	$0.30
100,000	1.3	0.50
1,190,625	1.6	0.75

1,540,625	1.5	$0.66

BREATHE ECIG CORP.
(FORMERLY DNA PRECIOUS METALS, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014 AND 2013

NOTE 7-	FIXED ASSETS

Fixed assets consist of the following as of December 31, 2014 and 2013:

	Estimated
	Useful Lives	December 31,	December 31,
	(Years)	2014	2013
Building	-	$-	$1,089,415
Land		-	108,974
Computers	5	5,868	4,424
Office Equipment	5	14,711	14,711
Mill Equipment	5	-	43,115
Vehicle	5	25,127	25,127
Assets retirement		107,749	-
Subtotal		153,455	1,285,766
Less: accumulated depreciation		(15,331)	(9,462)
Fixed assets, net		$138,124	$1,276,304

During the year ended December 31, 2014, the Company in accordance with Industry Guide 7, impaired $1,244,117 in land, building and the mill equipment as the Company is in the exploration stage and these assets should not be capitalized. Depreciation for the years ended December 31, 2014 and 2013 was $5,869 and $8,770, respectively.

NOTE 8-	DEFERRED FINANCING FEES

Deferred financing fees result from the issuance of share warrants as finders’ fees in connection with flow-through financing completed on December 23, 2013 and described in Note 3. The fair value of the warrants amounted to $25,431 and was determined using the Black-Scholes option–pricing model. The deferred financing fees are being amortized over the life of the warrants which is 2 years. Amortization of deferred financing fees for the year ended December 31, 2014 was $13,065.

NOTE 9-	PROVISION FOR INCOME TAXES

As of December 31, 2014, there is no provision for income taxes, current or deferred.

Net operating losses	$2,164,429
Temporary and permanent tax differences	(378,000)
Valuation allowance	(1,786,429)
$-

BREATHE ECIG CORP.
(FORMERLY DNA PRECIOUS METALS, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014 AND 2013

NOTE 9-	PROVISION FOR INCOME TAXES (CONTINUED)

At December 31, 2014, the Company had a net operating loss carry forward in the amount of $5,069,000, available to offset future taxable income through 2034. The Company has established a valuation allowance equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

A reconciliation of the Company’s effective tax rate as a percentage of income before taxes and the statutory rate for year ended December 31, 2014 is summarized below:

	Canada	United States
Federal rate	12.6%	34.0%
State rate	-	0.0
Provincial rate	10.0	-
Mining duties	16.0	-
	38.6	34.0
Valuation allowance	(38.6)%	(34.0)
	0.0%	0.0%

NOTE 10-	LOAN PAYABLE / PROMISSORY NOTE

The Company entered into a loan agreement with the Centre local de Développement (CLD) Mékinac on December 3, 2014 in the amount of CDN$150,000 that matures on November 22, 2019. The note had a default interest rate of 7.67% per annum, repayable in monthly instalments of $3,018 including interest. The loan is secured by a mortgage on the building. The balance at December 31, 2014 outstanding on this note was $127,523.

The note has the following maturities for the period ended December 31:

2015	$22,209
2016	23,969
2017	25,872
2018	27,927
2019	27,546
Total	$127,523

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

BREATHE ECIG CORP.
(FORMERLY DNA PRECIOUS METALS, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014 AND 2013

NOTE 10-	LOAN PAYABLE / PROMISSORY NOTE (CONTINUED)

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

NOTE 11-	COMMITMENTS

The Company had the following financial commitments, represented by rental lease agreements, as of December 31, 2014:

Year ending December 31,
2015	$33,157
2016	20,688
2017	20,688
2018	20,688
2019	20,688
$115,909

Rent expense under the lease agreements for the years ended December 31, 2014 and 2013 were $40,005 and $40,385, respectively.

NOTE 12-	FAIR VALUE MEASUREMENTS

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

The following table represents the fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2014:

	Level 1	Level 2	Level 3	Total

Cash and cash equivalents	$53,813	-	-	$53,813

BREATHE ECIG CORP.
(FORMERLY DNA PRECIOUS METALS, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12-	FAIR VALUE MEASUREMENTS (CONTINUED)

The derivative liabilities associated with the convertible notes that were repaid were measured at fair value using the binomial lattice options pricing model, and were classified within Level 3 of the valuation hierarchy. The Company recognized a loss of $64,949 on the fair value of the derivative liabilities for the year ended December 31, 2014.

NOTE 13-	SUBSEQUENT EVENTS

Breathe Acquisition and Spin-off of DNA Canada, Inc.

On January 16, 2015, Breathe eCigs Corp., a Tennessee corporation (“Breathe”), entered into a Share Exchange Agreement (the “Exchange Agreement”) with the Company, whereby the Company acquired all of the issued and outstanding shares of common stock of Breathe in consideration for the issuance of 150,000,000 shares of common stock.

As a result of the transaction effected by the Exchange Agreement, at closing Breathe became a wholly owned subsidiary of the Company, with the former Breathe shareholders owning approximately 56% of the then issued and outstanding common stock of the Company.

The Company declared a stock dividend to its shareholders of record as of February 3, 2015 of its wholly owned subsidiary, DNA Canada, Inc. Each shareholder of record on this date will receive one share of DNA Canada, Inc. for every two shares of DNA Precious Metals Inc. owned by the shareholder on this date. All stock dividends will be rounded down to the next whole number. With the completion of the stock dividend, the Company, no longer has an equity interest in DNA Canada, Inc.

The former shareholders of Breathe participating in the stock dividend were required to tender for redemption any shares of DNA Canada, Inc. common stock received pursuant to the stock dividend in accordance with the Exchange Agreement.

With the acquisition of Breathe, management determined that it would be in the best interest of the Company and its shareholders to operate each company separate and independently of each other. The operation of DNA Canada, Inc. and Breathe were inconsistent. Breathe is a manufacturer and distributor of e-cigarette and related products while DNA Canada, Inc. is an exploration stage mining company. The spin-off of DNA Canada, Inc. will allow each company to focus on its principal business activity and facilitate capital formation.

BREATHE ECIG CORP.
(FORMERLY DNA PRECIOUS METALS, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014 AND 2013

NOTE 13-	SUBSEQUENT EVENTS (CONTINUED)

On March 5, 2015, the Company and Breathe entered into an Agreement and Plan of Merger pursuant to which the Company merged with its wholly owned subsidiary,  Breathe. Upon the consummation of the Merger on March 11, 2015, the separate existence of Breathe ceased, and the shareholders of the Company became shareholders of the surviving company, named Breathe eCig Corp. As permitted under Nevada law, the sole purpose of the Merger was to effect a change to the Company’s name from DNA Precious Metals, Inc. to Breathe eCig Corp. This change to the Amended Articles of Incorporation and name change took effect on March 11, 2015.

The Company acquired the assets as noted below in consideration of the 150,000,000 shares in accordance with ASC 805. Based on the fair values at the effective date of acquisition the purchase price in was allocated as follows:

Net Assets Purchased
Cash	$7,301
Accounts payable and other current liabilities	(11,811)
Goodwill	9,004,510
Purchase Price	$9,000,000

The goodwill will not be amortized but it will be tested annually for impairment.

With the spinoff of DNA Canada, Inc., in accordance with ASC 505-60-55-1, the following assets and liabilities were transferred to the new company in the form of a dividend:

Net Assets Spun-off
Cash	$25,514
Prepaid expenses	137,919
Sales tax receivable	17,097
Fixed assets	138,124
Mining rights	1,035,818
Accounts payable	(127,640)
Asset retirement obligation	(107,749)
Note payable	(127,523)
Accumulated comprehensive income	108,337
Due to DNAP	(5,288,703)
Adjustment to Additional Paid in Capital	$(4,188,806)

BREATHE ECIG CORP.
(FORMERLY DNA PRECIOUS METALS, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014 AND 2013

NOTE 13-	SUBSEQUENT EVENTS (CONTINUED)

The $5,288,703 represents the receivable that the Company would be due from DNA Canada, Inc. upon spinoff. This amount is not expected to be received as DNA Canada, Inc. does not have sufficient cash to repay the balance due. The Company has written off this receivable balance against the additional paid in capital of $4,188,806, and the remaining $1,099,897 will be reflected as a dividend.

The following table shows pro-forma results for the years ended December 31, 2014 and 2013 as if the acquisition had occurred on January 1, 2013. These unaudited pro forma results of operations are based on the historical financial statements and related notes of each of Breathe and the Company without DNA Canada, Inc. included.

	For the years ended December 31,
	2014	2013
Revenues	$-	$-
Net loss	$(1,343,661)	$(2,219,299)
Net loss per share	$(0.01)	$(0.02)

Share Issuances

In January 2015, the Company issued 400,000 shares for $20,000, which represented the last of the issuance of shares related to the equity raise that occurred in November and December 2014.

The Company issued 9,150,000 shares for $457,500 in consulting services in January 2015.

The Company issued 2,500,000 shares for $125,000 in consulting services in February 2015.

The Company issued 5,050,000 shares for $189,375 in consulting services in March 2015.

The Company issued 2,666,667 shares for $100,000 in an investment in Tauriga Sciences, Inc (“TAUG”). The Company has entered into a license agreement with TUAG to jointly develop a new line of business involving CBD oil cartridges in March 2015. The Company received from TAUG 10,869,565 shares of TAUG common stock (with a value of $100,000) in exchange for their shares.

The Company received $50,000 at $0.03 per share (1,666,667 shares) in March 2015 under a subscription agreement with a company. The common shares have not been issued as of the date of this report.

Debt Issuances

On February 4, 2015, the Company entered into a convertible note in an amount up to $250,000 with an investor. The initial funding was in the gross amount of $27,500, with net proceeds received of $25,000. The $2,500 represents Original Issue Discount. The maturity date of this note is two years from the date that each tranche is paid. The note is convertible at the lesser of $0.065 or 60% of the lowest trade price in the 25 trading days previous to the conversion.

BREATHE ECIG CORP.
(FORMERLY DNA PRECIOUS METALS, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014 AND 2013

NOTE 13-	SUBSEQUENT EVENTS (CONTINUED)

The Company may repay this note at any time on or before 90 days from the effective date (the date the Company receives the cash) of the note at no additional interest charge. If the note remains outstanding beyond the 90 days, there will be a one-time 12% interest charge applied in addition to the Original Issue Discount recognized at the onset of the note. The investor has the right to convert at any time after the effective date of this note.

On February 9, 2015, the Company entered into a convertible note in an amount of $110,000 with an investor. The gross amount of the note is $110,000, with net proceeds received of $100,000. The $10,000 represents Original Issue Discount. The note will also bear interest at 8%, compounded annually. The maturity date of this note is one year from execution. The note may be converted, in whole or in part, into shares of the Company’s common stock. The conversion price will be 60%, equivalent to a 40% discount, of the lowest trading price of the Company’s common stock during the 25 trading days prior to conversion. For defaults, the note is immediately due and payable and subject to a penalty interest rate of 20%.

The note may be prepaid according to the following schedule: Between 1 and 45 days from the date of execution, the note may be prepaid for 105% of face value plus accrued interest. Between 46 and 90 days from the date of execution, the note may be prepaid for 110% of face value plus accrued interest. Between 91 and 135 days from the date of execution, the note may be prepaid for 125% of face value plus accrued interest. Between 136 and 180 days from the date of execution, the note may be prepaid for 135% of face value plus accrued interest. After 180 days from the date of execution, the note may not be prepaid without written consent from the investor.

On March 6, 2015, the Company entered into an 8% convertible redeemable note with an investor in the amount of $31,500. The gross amount of the note is $31,500, with net proceeds received of $30,000. The $1,500 represents legal fees. This note matures on March 6, 2016. The investor is entitled, at its option, at any time, to convert all or any amount of the principal face amount of the note, then outstanding into shares of the Company’s common stock at a price for each share of common stock equal to 58% of the lowest trading price of the Company’s common stock as reported on the OTCQB for the fifteen prior trading days including the day upon which a notice of conversion is delivered.

The note may be prepaid according to the following schedule: Between 1 and 30 days from the date of execution, the note may be prepaid for 110% of face value plus accrued interest. Between 31 and 60 days from the date of execution, the note may be prepaid for 116% of face value plus accrued interest. Between 61 and 90 days from the date of execution, the note may be prepaid for 122% of face value plus accrued interest. Between 91 and 120 days from the date of execution, the note may be prepaid for 128% of face value plus accrued interest. Between 121 and 150 days from the date of execution, the note may be prepaid for 134% of face value plus accrued interest. Between 151 and 180 days from the date of execution, the note may be prepaid for 135% of face value plus accrued interest. After 180 days from the date of execution, the note may not be prepaid.

BREATHE ECIG CORP.
(FORMERLY DNA PRECIOUS METALS, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014 AND 2013

NOTE 13-	SUBSEQUENT EVENTS (CONTINUED)

On March 11, 2015, the Company entered into an 8% convertible redeemable note with an investor in the amount of $52,500. The gross amount of the note is $52,500, with net proceeds received of $50,000. The $2,500 represents legal fees. This note matures on March 11, 2016. The investor is entitled, at its option, at any time, to convert all or any amount of the principal face amount of the note, then outstanding into shares of the Company’s common stock at a price for each share of common stock equal to 55% of the lowest trading price of the Company’s common stock as reported on the OTCQB for the fifteen prior trading days including the day upon which a notice of conversion is delivered.

The note may be prepaid according to the following schedule: Between 1 and 30 days from the date of execution, the note may be prepaid for 105% of face value plus accrued interest. Between 31 and 60 days from the date of execution, the note may be prepaid for 115% of face value plus accrued interest. Between 61 and 90 days from the date of execution, the note may be prepaid for 120% of face value plus accrued interest. Between 91 and 120 days from the date of execution, the note may be prepaid for 130% of face value plus accrued interest. Between 121 and 150 days from the date of execution, the note may be prepaid for 135% of face value plus accrued interest. Between 151 and 180 days from the date of execution, the note may be prepaid for 140% of face value plus accrued interest. After 180 days from the date of execution, the note may not be prepaid.

On March 13, 2015, the Company entered into an 8% convertible redeemable note with an investor in the amount of $52,500. The gross amount of the note is $52,500, with net proceeds received of $50,000. The $2,500 represents legal fees. This note matures on March 13, 2016.

The investor is entitled, at its option, at any time, to convert all or any amount of the principal face amount of the note, then outstanding into shares of the Company’s common stock at a price for each share of common stock equal to 55% of the lowest trading price of the Company’s common stock as reported on the OTCQB for the fifteen prior trading days including the day upon which a notice of conversion is delivered.

The note may be prepaid according to the following schedule: Between 1 and 30 days from the date of execution, the note may be prepaid for 105% of face value plus accrued interest. Between 31 and 60 days from the date of execution, the note may be prepaid for 115% of face value plus accrued interest. Between 61 and 90 days from the date of execution, the note may be prepaid for 120% of face value plus accrued interest. Between 91 and 120 days from the date of execution, the note may be prepaid for 130% of face value plus accrued interest. Between 121 and 150 days from the date of execution, the note may be prepaid for 135% of face value plus accrued interest. Between 151 and 180 days from the date of execution, the note may be prepaid for 140% of face value plus accrued interest. After 180 days from the date of execution, the note may not be prepaid.

On March 31, 2015, the Company entered into an 8% convertible redeemable note with an investor in the amount of $105,000. The gross amount of the note is $105,000, with net proceeds received of $100,000. The $5,000 represents legal fees. This note matures on March 31, 2016.

BREATHE ECIG CORP.
(FORMERLY DNA PRECIOUS METALS, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014 AND 2013

NOTE 13-	SUBSEQUENT EVENTS (CONTINUED)

The investor is entitled, at its option, at any time, to convert all or any amount of the principal face amount of the note, then outstanding into shares of the Company’s common stock at a price for each share of common stock equal to 55% of the lowest trading price of the Company’s common stock as reported on the OTCQB for the fifteen prior trading days including the day upon which a notice of conversion is delivered.

The note may be prepaid according to the following schedule: Between 1 and 30 days from the date of execution, the note may be prepaid for 105% of face value plus accrued interest. Between 31 and 60 days from the date of execution, the note may be prepaid for 115% of face value plus accrued interest. Between 61 and 90 days from the date of execution, the note may be prepaid for 120% of face value plus accrued interest. Between 91 and 120 days from the date of execution, the note may be prepaid for 130% of face value plus accrued interest. Between 121 and 150 days from the date of execution, the note may be prepaid for 135% of face value plus accrued interest. Between 151 and 180 days from the date of execution, the note may be prepaid for 140% of face value plus accrued interest. After 180 days from the date of execution, the note may not be prepaid.

In accordance with the warrant agreement as described in Note 5, the warrant price will be reset to equal the conversion price associated with these new debt agreements from the stated strike price of $0.75.

Distribution Agreements

The Company in March 2015 entered into Distribution Agreements with various distributors for the distribution of the Company’s products. The Company placed an intial order for merchandise in the amount of $327,200 on March 27, 2015. The Company prepaid $98,160 (30%) of this order on March 27, 2015.