Form 10-Q
period 2015-03-31
BREATHE ECIG CORP.
filed 2015-05-15
CIK 1506503

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-Q
———————

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2015
or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from: _____________ to _____________

BREATHE ECIG CORP.
(Exact name of registrant as specified in its charter)
———————

Nevada	333-178624	37-1640902
(State or Other Jurisdiction	(Commission	(I.R.S. Employer
of Incorporation)	File Number)	Identification No.)

322 Nancy Lynn Lane, Suite 7, Knoxville, TN 37919
(Address of Principal Executive Office) (Zip Code)

(865) 337-7549
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)
———————

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.☑ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) ☐ Yes ☑ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date 335,712,150 shares of common stock were issued and outstanding as of May 13, 2015.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS	1

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURESABOUT MARKET RISK.	41

	Not applicable

ITEM 4.	CONTROLS AND PROCEDURES.	41

ITEM 1A.	RISK FACTORS.	42

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.	42

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.	42

ITEM 4.	MINE SAFETY DISCLOSURE.	42

ITEM 5.	OTHER INFORMATION.	42

ITEM 6.	EXHIBITS.	42

SIGNATURES		43

Exhibit 31.1	CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

Exhibit 32.1	CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

EX-101.INS	XBRL INSTANCE DOCUMENT

EX-101.SCH	XBRL TAXONOMY EXTENSION SCHEMA

EX-101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE

EX-101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE

EX-101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE

EX-101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

BREATHE ECIG CORP.
(FORMERLY DNA PRECIOUS METALS, INC.)
CONDENSED CONSOLIDATED BALANCE SHEETS
(in US$)

	(UNAUDITED)
	MARCH 31,	DECEMBER 31,
	2015	2014

ASSETS
CURRENT ASSETS
Cash	$134,793	$28,299
Prepaid expenses	130,520	51,609
Sales tax recivable	-	10,846
Assets from discontinued operations	-	1,354,472
Total current assets	265,313	1,445,226

Other Asset
Deferred financing fees, net	9,187	12,366
Investment in TAUG	100,000	-
	109,187	12,366

Intangible Asset
Goodwill	9,050,606	-
Total Intangible Asset	9,050,606	-

TOTAL ASSETS	$9,425,106	$1,457,592

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$125,475	$89,867
Derivative liability - warrants	230,430	197,040
Notes payable - current portion, net of original issue discount of $11,505	367,495	-
Liability for stock to be issued	50,000	-
Liabilities from discontinued operations	-	362,912
Total current liabilities	773,400	649,819

TOTAL LIABILITIES	773,400	649,819

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value, 10,000,000 shares authorized
Nil shares issued and outstanding	-	-
Common stock, $0.001 par value, 500,000,000 shares authorized
276,352,667 and 106,586,000 shares issued and outstanding, respectively	276,353	106,586
Additional paid in capital	17,166,547	8,579,861
Accumulated deficit	(8,791,194)	(7,770,337)
Accumulated other comprehensive income (loss)	-	(108,337)
Total stockholders' equity	8,651,706	807,773

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$9,425,106	$1,457,592

The accompanying notes are an integral part of these condensed consolidated financial statements.

BREATHE ECIG CORP.
(FORMERLY DNA PRECIOUS METALS, INC.)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014
(in US$)
(UNAUDITED)

	THREE MONTHS ENDED
	MARCH 31,
	2015	2014
Continuing Operations:
REVENUE	$-	-

COST OF REVENUES	-	-

GROSS PROFIT	-	-

OPERATING EXPENSES
Research and development	530	-
Marketing, advertising and promotion	13,775	-
Salaries and related expenses, including stock-based compensation	16,501	217,491
Professional fees	878,928	29,963
Depreciation and amortization	3,254	3,179
General and administrative	51,065	91,279
Total operating expenses	964,053	341,912

OTHER (INCOME) EXPENSE
Interest expense, net	2,861	72
FV adjustment on derivative liability	33,390	-
Total other (income) expense	36,251	72

Net loss before provision for income taxes	(1,000,304)	(341,984)

Provision for income taxes	-	-

NET LOSS FROM CONTINUING OPERATIONS	(1,000,304)	(341,984)

Discontinued Operations:
Gain (loss) on disposal of discontinued operations	-	-
Loss from discontinued operations	(20,553)	(254,112)
Loss from discontinued oprations, net of tax	(20,553)	(254,112)

Net loss	$(1,020,857)	$(596,096)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	234,375,630	95,358,222

NET LOSS PER SHARE	$(0.01)	(0.01)

COMPREHENSIVE LOSS
Net loss	$(1,020,857)	$(596,096)
Currency translation adjustment	-	(15,949)
Total comprehensive loss	$(1,020,857)	$(612,045)

The accompanying notes are an integral part of these condensed consolidated financial statements.

BREATHE ECIG CORP.
(FORMERLY DNA PRECIOUS METALS, INC.)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014
(in US$)
(UNAUDITED)

	THREE MONTHS ENDED
	MARCH 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,020,857)	$(596,096)

Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Depreciation and amortization	3,254	6,835
Amortization of original issue discount	995	-
Legal fees incurred deducted from proceeds of notes payable	11,500	-
Fair value adjustment in derivative liabilities	33,390	-
Common stock/stock options issued for services rendered	771,875	217,491
Change in assets and liabilities
(Increase) decrease in prepaid expenses and deposits	(104,632)	9,282
(Decrease) in accounts payable and accrued expenses	(31,363)	(47,746)
Total adjustments	685,019	185,862
Net cash (used in) operating activities	(335,838)	(410,234)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of fixed assets	-	(2,613)
Acquisition of mining rights	-	(63,840)
Net cash (used in) investing activities	-	(66,453)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds received from convertible notes	355,000	-
Repayments of notes payable	(2,073)	-
Cash received for common stock and liability for stock to be issued	70,000	12,500
Net cash provided by financing activities	422,927	12,500

Effect of foreign currency	(6,109)	(13,946)

NET INCREASE (DECREASE) IN CASH	80,980	(478,133)

CASH - BEGINNING OF PERIOD	53,813	535,934

CASH - END OF PERIOD	$134,793	$57,801

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$5,000	707
Income taxes	-	-

SUPPLEMENTAL NON-CASH ACTIVITY:
Common stock issued for mining rights	-	340,000
Deferred compensation for common stock	-	187,500

Non-Cash purchase of Breathe LLC
Cash	$-	$-
Accounts payable and other current liabilities	(50,606)	-
Goodwill	9,050,606	-
Total non-cash asset purchase	$9,000,000	$-

Common Stock	$150,000	$-
Addition Paid in Capital	8,850,000	-
Total non-cash consideration paid	$9,000,000	$-

Spin-off of DNA Canada, Inc.
Cash	$-
Prepaid expenses	191,584	-
Fixed assets	138,049	-
Mining rights	1,035,818	-
Accounts payable	(111,275)	-
Asset retirement obligation	(107,749)	-
Note payable	(125,451)	-
Accumulated comprehensive income	114,446
Due to Company	(5,296,228)	-
Adjustment to APIC	$(4,160,806)	-

Investment in Tauriga Sciences, Inc ("TAUG")

Common shares issued for investment in Tauriga	$100,000	-

The accompanying notes are an integral part of these condensed consolidated financial statements.

BREATHE ECIG CORP.
(FORMERLY DNA PRECIOUS METALS, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2015

NOTE 1-	ORGANIZATION AND BASIS OF PRESENTATION

The unaudited financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The financial statements and notes are presented as permitted on Form 10-Q and do not contain certain information included in the Company’s annual statements and notes. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the December 31, 2014 Form 10-K filed with the SEC, including the audited financial statements and the accompanying notes thereto. While management believes the procedures followed in preparing these financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year.

These unaudited financial statements reflect all adjustments, including normal recurring adjustments which, in the opinion of management, are necessary to present fairly the operations and cash flows for the periods presented.

On June 2, 2006, Celtic Capital, Inc. was incorporated in the State of Nevada. On October 20, 2008, Celtic Capital, Inc. changed its name to Entertainment Educational Arts Inc. On May 12, 2010, the Company changed its name to DNA Precious Metals, Inc. (the “Company”). On October 29, 2010, the Company formed DNA Canada Inc., a Canadian (Province of Quebec) incorporated company, as a wholly-owned subsidiary. The Company operated all of its exploration operations through this Canadian entity.

The Company was in the business of identifying mineral claim rights in Canada and the United States. The Company had conducted minimal business of this nature.

The Company had acquired certain mining claims on June 9, 2011 located in the Montauban and Chavigny townships near Grondines-West in the Portneuf County of Quebec, Canada (“Montauban Mine Property” or “Property”).  The transaction was shown as an asset, and the Mining rights, appear in assets from discontinued operations on the condensed consolidated balance sheets at December 31, 2014.

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

On January 10, 2014, the Company entered into an asset purchase agreement for an undivided one hundred percent (100%) interest in certain mineral claims located in the Province of Quebec’s Montauban and Chavigny townships near Grondines West, in the county of Portneuf, including claims, rights, concessions and leases. The purchase price was CDN$70,000, 1,000,000 common shares of the Company and a one percent (1%) net smelter return (“NSR”). The Company paid CDN$10,000 upon the signing of the asset purchase agreement with the cash balance due, along with the common shares, upon the closing of the asset purchase agreement and transfer of the mineral claims in the name of the Company. The transfer of the mineral claims was completed in February 2014 whereby the remaining cash balance due andthe common shares were released to the vendor.

The common shares for the acquisition were valued at their fair market value on the day they were issued which totaled $340,000. The total cost of the acquisition amounted to $403,840.

BREATHE ECIG CORP.
(FORMERLY DNA PRECIOUS METALS, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2015

NOTE 1-	ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

On April 14, 2014, the Company entered into an asset purchase agreement for an undivided one hundred percent (100%) interest in fifty seven (57) mining claims located in the Province of Quebec’s Montauban and Chavigny townships near Grondines West, in the county of Portneuf. The purchase price was CDN$5,000 (US $4,547). The transfer of the mining claims was completed by the Province of Quebec in the name of the Company.

On December 4, 2014, the Company presented a renewal request with the Government of the Province of Quebec to renew all 122 claims and this was granted through a decision dated February 23, 2015, which was after the spin-off of DNA Canada Inc. by the Company on February 3, 2015.

On January 16, 2015, Breathe eCigs Corp., a Tennessee corporation (“Breathe”), entered into a Share Exchange Agreement (the “Exchange Agreement”) with the Company, whereby the Company acquired all of the issued and outstanding shares of common stock of Breathe in consideration for the issuance of 150,000,000 shares of common stock.

As a result of the transaction effected by the Exchange Agreement, at closing Breathe became a wholly owned subsidiary of the Company, with the former Breathe shareholders owning approximately 56% of the then issued and outstanding common stock of the Company.  The former shareholders of Breathe own 54.3% as of March 31, 2015.

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

The Company in March 2015 entered into Distribution Agreements with various distributors for the distribution of the Company’s products. The Company placed an initial order for merchandise in the amount of $437,750 on March 27, 2015. The Company prepaid $98,160 (30%) of this order on March 27, 2015.

BREATHE ECIG CORP.
(FORMERLY DNA PRECIOUS METALS, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2015

NOTE 1-	ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

Going Concern

The consolidated financial statements have been prepared on a going concern basis. The going concern basis of presentation assumes that the Company will continue in operation for the foreseeable future and be able to realize its assets and discharge its liabilities and commitments in the normal course of business. The Company has not generated revenues since inception and has generated losses totaling $1,000,304 and $341,984 from continuing operations for the three months ended March 31, 2015 and 2014, respectively.

The Company in the three months ended March 31, 2015 completed a business combination with Breathe and spun-off DNA Canada, Inc. in an effort to generate profitable operations moving forward. The Company anticipates that distribution of their products will occur in 2015. The Company’s continuation as a going concern is dependent upon, amongst other things, distribution of the products as well as continued financial support from its shareholders and lenders, attaining a satisfactory revenue level, attainment of profitable operations and the generation of cash from operations and the ability to secure new financing arrangements and new capital to carry out its business plan.  These matters are dependent on a number of items outside of the Company’s control and there exists material uncertainties that may cast significant doubt about the Company’s ability to continue as a going concern.

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

The Company recently raised $355,000 in net debt proceeds and $70,000 of equity proceeds during the three months ended March 31, 2015, to commence production of the Company’s products and pay for distribution.

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting
These consolidated financial statements are prepared in conformity with United States generally accepted accounting principles (“U.S. GAAP”) and are presented in U.S. dollars.

Exploration Stage Company
The Company was an exploration stage company as defined in ASC 915 prior to the acquisition of Breathe and spin-off of DNA Canada Inc.

The Company had made significant capital investments on a processing mill and related infrastructure pertaining to a mining site described earlier.  The construction of the processing mill structure was commenced in the fourth quarter of fiscal 2012 and completed in the first quarter of fiscal 2013. Also, significant infrastructure work related to the processing mill has been completed.

The infrastructure construction included the foundation, a 16,000 sq./ft. steel structure building and water and power supply installations.  DNA Canada Inc. completed all the access infrastructural work to the future site where the milling facilities will be located. Due to SEC requirements, the land, building and mill equipment were charged to impairment expense at December 31, 2014 since these assets were not put into production since their acquisition.

On September 14, 2012, DNA Canada Inc. received a Certificate of Authorization, from the Quebec Provincial Government, with respect to operating a gravimetric circuit to process the mining residues, or tailings, located on the Montauban Mine Property. On March 13, 2014, DNA Canada Inc. received another Certificate of Authorization, also from the Quebec Provincial Government, with respect to operating a cyanization circuit to process the mining residues located on the Montauban Mine Property. Previously, on February 28, 2014, DNA Canada Inc. received approval, from the Quebec Provincial Government, for the Restoration Plan on the Montauban Mine Property which will be implemented subsequent to DNA Canada Inc.’s processing of the mining residues (tailings) on the site.

BREATHE ECIG CORP.
(FORMERLY DNA PRECIOUS METALS, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2015

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Exploration Stage Company (Continued)

The two (2) Certificates of Authorization issued to DNA Canada Inc. will allow for the construction and installation of equipment facilities to recuperate mica (muscovite) and precious metals (gold and silver) from the mining residues (tailings) located on the Montauban Mine Property.

Consequently, the primary objective was to recuperate the mica and precious metals (gold and silver) from the mining residues. The recuperation of the precious metals from the mining residues would be less expensive than traditional mining operations primarily because the mining residues had already been crushed and grinded by prior mining companies.

In accordance with ASU 2014-10 (see Recent Accounting Pronouncements), the Company had elected early adoption whereby, amounts and disclosures of the Company’s exploration stage activities commencing with the period June 30, 2014 are no longer required to be presented. As a result, the Company removed this information.

On February 3, 2015, with the spin-off of DNA Canada Inc., the Company exited the exploration stage.

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

Principles of Consolidation

The consolidated financial statements included the accounts of the Company and its wholly-owned subsidiary, DNA Canada Inc. up through February 3, 2015, and Breathe eCigs Corp. from January 16, 2015 through March 11, 2015, the date that the Merger occurred between the Company and Breathe eCigs Corp.  All intercompany transactions and accounts had been eliminated on consolidation. Effective March 11, 2015, the financial statements were no longer consolidated until April 2015 and the establishment of two new wholly-owned subsidiaries (see Subsequent Events).

Business Combination

On January 16, 2015, Breathe entered the Exchange Agreement with the Company, whereby the Company acquired all of the issued and outstanding shares of common stock of Breathe in consideration for the issuance of 150,000,000 shares of common stock.

The Company has reviewed the exchange agreement for consideration as a business combination and for the application of pushdown accounting, In is review of this transaction the Company considered ASU No. 2014-17, “Business Combination”  and ASC 805-50 “Business Combinations: Related Issues” sections 25 “Recognition” and 30 “Initial Management”.  As prescribed in ASC 805-50-25-1 initial recognition of the purchase of 100% if the issued and outstanding stock 100% of Breathe’s.

The Company has considered ASC 805-50-30 “Business Combinations: Related Issues - Initial Management” assets purchased rather than a business.  Under this provision the assets purchased are recognized at the cost to the acquiring entity.  In this case, the consideration of non-cash equity interest which was given in exchange for the 100% of the issued and outstanding stock of Breathe based the fair value of the Company’s equity given at the time of execution of the Exchange Agreement because it is more reliability measured. At the time of the transaction the Company issued 150,000,000 shares of stock at a value of $9,000,000 which the Company recorded as goodwill.

BREATHE ECIG CORP.
(FORMERLY DNA PRECIOUS METALS, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2015

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Business Combination

In November 2014, the FASB issued ASU No. 2014-17, “Business Combination.” The provisions of ASU No. 2014-17 require management to determining whether and at what threshold an acquiree (acquired entity) can reflect the acquirer’s accounting and reporting basis (pushdown accounting) in its separate financial statements.  The entities of the transaction were under common control from January 16, 2015 until February 3, 2015. Since neither unit of this business combination is in the development stage, nor had recognizable revenues during this period the application of push down accounting would not be of significant value to the readers of these condensed consolidated financial statements.  The Company has not elected to apply pushdown accounting in its separate financial statements upon occurrence of this event.

Currency Translation

DNA Canada Inc.’s functional currency was the Canadian dollar and its reporting currency is the United States dollar. Transactions denominated in the functional currency are converted into United States dollars using the exchange rate in effect at the date of the transaction or the average rate for the period in the case of revenue and expense transactions. Monetary assets and liabilities are re-valued into the reporting currency at each balance sheet date using the exchange rate in effect at the balance sheet date, with any resulting exchange gains or losses being credited or charged to accumulated other comprehensive income (loss). Non-monetary assets and liabilities are recorded in the reporting currency using the exchange rate in effect at the date of the transaction and are not revalued for subsequent changes in exchange rates.

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

BREATHE ECIG CORP.
(FORMERLY DNA PRECIOUS METALS, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2015

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments and other short-term investments with maturity of three months or less, when purchased, to be cash equivalents.

The Company has maintained cash and cash equivalent balances at major Canadian and US banks, and now just maintains cash at one US bank.

Exploration Tax Credits

DNA Canada Inc. was entitled to certain exploration tax credits for the exploration expenditures they had incurred from the Canadian federal government and the government of the Province of Quebec. Some of the tax credits available from the Province of Quebec were in the form of cash. Qualifying expenditures include exploration costs and salaries to conduct the activities of DNA Canada Inc.

During the three months ended March 31, 2015 or year ended December 31, 2014, DNA Canada Inc. did not receive any amount as tax credits for qualifying expenditures. DNA Canada Inc’s policy was to record the tax credits when received rather than when applied for. Research tax credits must be reviewed and approved by the appropriate tax authorities when applied and it was possible that the amounts granted may differ from the amounts applied for.

Fixed Assets

Fixed assets are stated at cost, less accumulated depreciation. Depreciation will be provided using the straight-line method over the estimated useful lives of the related assets when those assets are placed into service. Costs of maintenance and repairs will be charged to expense as incurred. As of December 31, 2014, as a result of the stock dividend on February 3, 2015 fixed assets appear as assets from discontinued operations in these condensed consolidated financial statements.

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

BREATHE ECIG CORP.
(FORMERLY DNA PRECIOUS METALS, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2015

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Asset Retirement Obligations

DNA Canada Inc. was subject to environmental laws and regulations enacted by Canadian federal and provincial authorities. As of the reporting date, management believes that DNA Canada Inc.’s operations were in compliance with current laws and regulations. To take account of estimated cash flows required to settle the obligations arising from environmentally acceptable closure plans (such as dismantling and demolition of infrastructures, removal of residual matter and site restoration), provisions are recognized in the year that the harm to the environment occurs, that is when DNA Canada Inc. has an actual obligation resulting from harm to the environment, it is likely that an outflow will be required in settlement of the obligation and the obligation is reasonably determinable. These provisions are determined on the basis of the best estimates of future costs, based on information available on the reporting date. Best estimates of future costs are the amount DNA Canada Inc. would reasonably pay to settle its obligation on the closing date or to transfer it to a third party on the same date. Future costs are discounted using pre-tax rates that reflect current market assessments of the time value of money and the risks specific to the liability. A corresponding asset is recognized in property, plant and equipment when establishing the provision.

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

As of December 31, 2014, as a result of the stock dividend on February 3, 2015 the asset retirement costs and obligation appear as assets or liabilities from discontinued operations in these condensed consolidated financial statements.

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

BREATHE ECIG CORP.
(FORMERLY DNA PRECIOUS METALS, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2015

NOTE 2-                SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Income Taxes (Continued)

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

Revenue Recognition

The Company will generate revenues from the sale of Breathes products when the following criteria are met: (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred; (iii) the price to the customer is fixed or determinable; and (iv) collection of the sales price is reasonably assured.  Delivery occurs when goods are shipped and title and risk of loss have passed to the customer.  Revenue is deferred in all instances where the earnings process is incomplete.  Payments received before all of the relevant criteria for revenue recognition are satisfied will be recorded as deferred revenue.  Revenues and costs of revenues from consulting contracts will be recognized during the period in which the service will be performed.  All revenues will be reported net of any sales discounts or taxes.

Inventory

Finished Goods Inventories - Finished goods inventories is stated at the lower of cost or market determined by the first-in, first-out method, and include salable eCigarette product items and supplies that are sale ready to ship to wholesalers or distributers. Shipping and handling costs (consisting of all costs to warehouse, pick, pack and deliver inventory to customers) will be included in cost of goods sold. Samples are included in marketing expenses which are a component of general and administrative costs. The Company in March 2015 entered into Distribution Agreements with various distributors for the distribution of the Company’s products. The Company placed an initial order for merchandise in the amount of $437,750 on March 27, 2015. The Company prepaid $98,160 (30%) of this order on March 27, 2015. The Company has outsourced the assembly and production of its products held for resale and will only hold minimal quantities of product in its possession. The Company had no inventory on hand as of March 31, 2015.

BREATHE ECIG CORP.
(FORMERLY DNA PRECIOUS METALS, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2015

NOTE 2-                SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

The following is a reconciliation of the computation for basic and diluted EPS:

	Three Months Ended
	March 31,	March 31,
	2015	2014

Net loss	$(1,020,857)	$(596,096)

Weighted-average common shares outstanding (Basic)	234,375,630	95,358,222

Weighted-average common shares
Equivalent
Stock options	200,000	200,000
Warrants	1,540,625	1,540,625

Weighted-average common shares outstanding (Diluted)	236,116,255	97,098,847

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

BREATHE ECIG CORP.
(FORMERLY DNA PRECIOUS METALS, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2015

NOTE 2-                SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Derivative Financial Instruments (Continued)

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

For the binomial lattice options pricing model, the Company used the following assumptions and weighted average fair value ranges as at the transaction date, April 28, 2014, and for the period ended March 31, 2015:

Convertible Notes:	April 28, 2014	March 31, 2015
Risk free interest rate	0.0577%	0.04%
Dividend yield	N/A	N/A
Volatility	86.31%	175%

Warrants:	April 28, 2014	March 31, 2015
Risk free interest rate	0.144%	0.04%
Dividend yield	N/A	N/A
Volatility	97.33%	175.00%

Reclassifications
Certain prior year amounts have been reclassified to conform to the current year presentation. The reclassifications had no effect on the net loss or cash flows of the Company.

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

BREATHE ECIG CORP.
(FORMERLY DNA PRECIOUS METALS, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2015

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

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” (Topic 606) (ASU 2014-09), which supersedes the revenue recognition requirements in ASC Topic 605, “Revenue Recognition”, and most industry-specific guidance. ASU 2014-09 is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract.  The amendments in ASU 2014-09 will be applied using one of two retrospective methods. The effective date will be the first quarter of our fiscal year ended December 31, 2017. We have not determined the potential effects on our financial statements.

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

BREATHE ECIG CORP.
(FORMERLY DNA PRECIOUS METALS, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2015

NOTE 3-                MINING RIGHTS

DNA Canada Inc. acquired ten (10) mining claims, which became fifteen (15) mining claims under new government regulations, on June 9, 2011 through the issuance of 5,000,000 common shares with a valuation of $15,000. The mining claims are located in the Montauban and Chavigny townships near Grondines-West in the Portneuf County of Quebec, Canada (“Montauban Mine Property” or “Property”).

On October 30, 2013 and November 27, 2013, DNA Canada Inc. entered into binding agreements for the asset acquisitions of an undivided one hundred percent (100%) interest in certain mineral claims and mining assets located in the Province of Quebec’s Montauban and Chavigny townships near Grondines West, in the county of Portneuf, specifically Mining Lease BM 748 and Mining Concession Miniere CM 410. The purchase price was CDN$75,000 together with the issuance of 1,050,000 common shares of the Company. The common shares for the acquisition were valued at their fair market value on the day they were issued which totaled $496,860. In connection with the asset purchase, the Company also issued 40,000 shares of common stock to a former supplier of the vendor for mining related information of the assets purchased valued at $20,000 along with cash consideration of CDN$20,000. The total cost of the acquisition amounts $612,431. DNA Canada Inc. had been awaiting confirmation of the contemplated transaction from a bankruptcy court in Montreal, Quebec overviewing the financial restructuring of the vendor. The bankruptcy court approved the transaction on April 17, 2014.

On January 10, 2014, DNA Canada Inc. entered into an asset purchase agreement for an undivided one hundred percent (100%) interest in certain mineral claims located in the Province of Quebec’s Montauban and Chavigny townships near Grondines West, in the county of Portneuf, including claims, rights, concessions and leases.

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

On April 14, 2014, DNA Canada Inc. entered into an asset purchase agreement for an undivided one hundred percent (100%) interest in fifty seven (57) mining claims located in the Province of Quebec’s Montauban and Chavigny townships near Grondines West, in the county of Portneuf. The purchase price was CDN$5,000 (U.S.$4,547). The transfer of the mining claims has been completed by the Province of Quebec in the name of DNA Canada Inc.

As of December 31, 2014 as a result of the stock dividend on February 3, 2015 the mining rights appear as assets from discontinued operations in these condensed consolidated financial statements.

NOTE 4-                ACQUISITION

Lynx Mining LLC

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

BREATHE ECIG CORP.
(FORMERLY DNA PRECIOUS METALS, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2015

NOTE 4-                ACQUISITION (CONTINUED)

Lynx Mining LLC (Continued)

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

BREATHE ECIG CORP.
(FORMERLY DNA PRECIOUS METALS, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2015

NOTE 4-                ACQUISITION (CONTINUED)

Breathe Acquisition and Spin-off of DNA Canada, Inc. (Continued)

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

The Company acquired the assets as noted below in consideration of the 150,000,000 shares in accordance with ASC 805. Based on the fair values at the effective date of acquisition the purchase price in was allocated as follows:

Net Assets Purchased
Accounts payable and other current liabilities	$(50,606)
Goodwill	9,050,606
Purchase Price	$9,000,000

The goodwill will not be amortized but it will be tested annually for impairment.

With the spinoff of DNA Canada, Inc., in accordance with ASC 505-60-55-1, the following assets and liabilities were transferred to the new company in the form of a dividend:

Net Assets Spun-off
Prepaid expenses	$191,584
Fixed assets	138,049
Mining rights	1,035,818
Accounts payable	(111,275)
Asset retirement obligation	(107,749)
Note payable	(125,451)
Accumulated comprehensive income	114,446
Due to Company	(5,296,228)
Adjustment to Additional Paid in Capital	$(4,160,806)

The $5,296,228 represents the receivable that the Company would be due from DNA Canada, Inc. upon spinoff. This amount is not expected to be received as DNA Canada, Inc. does not have sufficient cash to repay the balance due. The Company has written off this receivable balance against the additional paid in capital of $4,160,806, and the remaining $1,135,422 will be reflected as a dividend.

The following table shows pro-forma results for the three months ended March 31, 2015 and 2014 as if the acquisition had occurred on January 1, 2013. These unaudited pro forma results of operations are based on the historical financial statements and related notes of each of Breathe and the Company without DNA Canada, Inc. included.

BREATHE ECIG CORP.
(FORMERLY DNA PRECIOUS METALS, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2015

NOTE 4-                ACQUISITION (CONTINUED)

Breathe Acquisition and Spin-off of DNA Canada, Inc. (Continued)

	For the three months ended March 31,
	2015	2014
Revenues	$-	$-
Net loss	(1,020,857)	(596,096)
Net loss per share	(0.01)	(0.01)

NOTE 5-                CONVERTIBLE NOTES AND DERIVATIVE LIABILITIES

On August 6, 2014, the Company entered into an agreement with a U.S.-based private equity fund (“Investor”) under which the Company issued an unsecured Convertible Note (“Convertible Note”) in the principal amount of $250,000. The funds to be issued under the Convertible Note is $225,000 (“Consideration”). The Convertible Note includes an original issue discount of $25,000 (“OID”), calculated at 10% of the principal amount ($250,000). The initial Consideration paid to the Company on August 6, 2014 was $66,000. The Investor could pay additional Consideration to the Company in such amounts and at such dates as the Investor may choose in its sole discretion. The principal sum due to the Investor shall be prorated based on the Consideration actually paid by the Investor plus a 10% OID, as well as any other interest or fees, such that the Company is only required to repay the amounts funded and the Company is not required to repay any unfunded portions of the Convertible Note. The Company may repay the Convertible Note at any time on or before 90 days from the transaction date after which the Company may not make further payments on the Convertible Note prior to the Maturity Date without written approval from the Investor. If the Company makes a payment of Consideration on or before 90 days from the transaction date, the interest rate on that payment of Consideration shall be zero percent (0%). If the Company does not repay a payment of Consideration on or before 90 days from the transaction date, a one-time interest charge of 12% shall be applied to the principal amount. Any interest payable is in addition to the OID and that OID (or prorated OID, if applicable) remains payable regardless of time and manner of payment by the Company. The maturity date is two years from the transaction date of each payment ("Maturity Date") and is the date upon which the principal amount of the Convertible Note, as well as any unpaid interest and other fees, shall be due and payable. The Investor had the right, at any time after the transaction date, at its election, to convert all or part of the outstanding and unpaid principal amount and accrued interest (and any other fees) into fully paid and non-assessable shares of common stock of the Company.

The conversion price was the lesser of $0.16 or 60% of the lowest trade price in the 25 trading days prior to the conversion. Unless otherwise agreed in writing by both parties, at no time will the Investor convert any amount of the Convertible Note into common stock that would result in the Investor owning more than 4.99% of the common stock outstanding of the Company. At all times that this Convertible Note is outstanding, the Company agrees to reserve at least 10,000,000 shares of common stock for conversion. On October 30, 2014, the Company and the Investor entered into an amendment (“Amendment #1”), whereby the Company paid a partial note repayment in the amount of $33,333 on November 5, 2014 which equals 50% of the note balance  which includes $3,333  in interest, with the remaining balance due by January 6, 2015, which was repaid on December 29, 2014.

BREATHE ECIG CORP.
(FORMERLY DNA PRECIOUS METALS, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2015

NOTE 5-                 CONVERTIBLE NOTES AND DERIVATIVE LIABILITIES (CONTINUED)

On April 28, 2014, the Company entered into a Securities Purchase Agreement (“SPA”), with a U.S.-based private equity fund, under which the Company issued a Secured Convertible Promissory Note (the “Convertible Note”) in the amount of $552,500.  The Convertible Note includes an original issue discount of $50,000 (“OID”), calculated at 10% of the principal amount ($500,000), plus an additional $2,500 (“Transaction Expense Amount”) to cover the investor’s due diligence and legal fees in connection therewith.  The principal amount was to be paid to the investor in six (6) tranches of an initial amount under the Convertible Note of $250,000 and five (5) additional amounts of $50,000, with each of the additional amounts represented by Investor Notes (the Convertible Note and the Investor Notes are collectively referred to herein as the “Notes”). The initial $250,000 in cash was paid to the Company on April 29, 2014. Payment of the Notes will be made on a monthly basis, beginning six months after the issue date when the Company received the initial $250,000, in the amount of $34,531 per month plus all accrued but unpaid interest and other costs, fees or charges payable, for sixteen (16) months until the balance is paid in full.  The Notes are convertible into common stock, at the option of the investor, at a price of $0.40 per share subject to adjustment in the case of a default, reorganization or recapitalization. In the event the Company elects to prepay all or any portion of the Notes, the Company is required to pay to the investor an amount in cash equal to 125% of the outstanding balance of the Notes, plus accrued interest and any other amounts owing. Interest accrues at the rate of 10% per annum. If the Company failed to repay the Notes when due, or if other events of default thereunder apply, a default interest rate of 22% per annum would apply. In addition, if the Company failed to issue stock to the investor within three trading days of receipt of a notice of conversion, the Company must pay a penalty equal to the greater of greater of $500 per day and 2% of the applicable conversion amount or installment amount, as applicable (but, in any event, the cumulative amount of such late fees shall not exceed the applicable conversion amount or installment amount). The Notes were secured by an interest in all right, title, interest, claims and demands of the Company in and to the property described in the Security Agreement, and all replacements, proceeds, products, and accessions thereof.

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

The Company may repay this note at any time on or before 90 days from the effective date (the date the Company receives the cash) of the note at no additional interest charge. If the note remains outstanding beyond the 90 days, there will be a one-time 12% interest charge applied in addition to the Original Issue Discount recognized at the onset of the note. The investor has the right to convert at any time after the effective date of this note.  The Company repaid this note along with all accrued interest on April 22, 2015 (see Note 13).

On February 9, 2015, the Company entered into a convertible note in an amount of $110,000 with an investor. The gross amount of the note is $110,000, with net proceeds received of $100,000. The $10,000 represents Original Issue Discount. The note will also bear interest at 8%, compounded annually. The maturity date of this note is one year from execution. The note may be converted, in whole or in part, into shares of the Company’s common stock. The conversion price will be 60%, equivalent to a 40% discount, of the lowest trading price of the Company’s common stock during the 25 trading days prior to conversion. For defaults, the note is immediately due and payable and subject to a penalty interest rate of 20%. On May 7, 2015 this note was assigned to M Capital Partners LLC in consideration for a payment of $145,000 by M Capital Partners LLC to original note holder.

BREATHE ECIG CORP.
(FORMERLY DNA PRECIOUS METALS, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2015

NOTE 5-                CONVERTIBLE NOTES AND DERIVATIVE LIABILITIES (CONTINUED)

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

BREATHE ECIG CORP.
(FORMERLY DNA PRECIOUS METALS, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2015

NOTE 5-                CONVERTIBLE NOTES AND DERIVATIVE LIABILITIES (CONTINUED)

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

All convertible notes payable are due within one year and are reflected as current liabilities in the condensed consolidated balance sheet at March 31, 2016.

Derivative Liability - Warrants

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

BREATHE ECIG CORP.
(FORMERLY DNA PRECIOUS METALS, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2015

NOTE 5-                CONVERTIBLE NOTES AND DERIVATIVE LIABILITIES (CONTINUED)

Derivative Liability – Warrants (Continued)

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

The Company between November 26, 2014 and December 31, 2014, repaid the entire convertible note balance of $277,500 thus extinguishing the note. Upon the initial recording of the convertible note and warrants associated with the convertible note, a derivative liability was recorded as the convertible note and warrant each contained embedded derivatives as determined under ASC 815. Since the warrants associated with the convertible note remain outstanding as of March 31, 2015, the derivative liability associated with the warrants remain. The Company recognized a loss on the fair value of the derivative liabilities of $33,390 during the three months ended March 31, 2015 bringing the derivative liability balance to $230,430 at March 31, 2015.

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

BREATHE ECIG CORP.
(FORMERLY DNA PRECIOUS METALS, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2015

NOTE 6-                STOCKHOLDERS’ EQUITY

Common Stock (Continued)

In 2015, the Company issued:

•	On January 20, 2015 150,000,000 shares were issued in the acquisition of Breathe at a cost of $9,000,000 ($0.06 per share)

•
During January 2015, the Company issued 400,000 shares for $20,000, which represented the last of the issuance of shares related to the equity raise that occurred in November and December 2014. The Company also issued 9,150,000 shares for $457,500 in consulting services in January 2015 ($0.05 per share)

•	The Company issued 2,500,000 shares for $125,000 in consulting services rendered in February 2015 ($0.05 per share).

•	The Company issued 5,050,000 shares for $189,375 in consulting services in March 2015 ($0.0375 per share).

•
On March 31, 2015 the Company issued 2,666,667 shares for $100,000 in an investment in Tauriga Sciences, Inc (“TAUG”). The Company has entered into a license agreement with TUAG to jointly develop a new line of business involving CBD oil cartridges in March 2015. The Company received from TAUG 10,869,565 shares of TAUG common stock (with a value of $100,000) in exchange for their shares.

The Company received $50,000 at $0.03 per share (1,666,667 shares) in March 2015 under a subscription agreement with a company. The common shares have not been issued as of the date of this report and are reflected as a liability for stock to be issued on the condensed consolidated balance sheet at March 31, 2015.

As of March 31, 2015, the Company has 276,352,667 shares of common stock issued and outstanding.

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

The following table summarizes information about the Company’s stock options:

	March 31, 2015		December 31, 2014
	Number of Options	Weigthed Average exercisable Price	Number of Options	Weigthed Average exercisable Price
Options outstanding, beginning of period	200,000	$0.25	1,283,000	$0.25
Granted	-	-	-	-
Exercised	-	-	(50,000)	(0.25)
Forfeited	-	-	(1,033,000)	(0.25)
Expired	-	-	-	-

Options outstanding, end of period	200,000	0.25	200,000	0.25

BREATHE ECIG CORP.
(FORMERLY DNA PRECIOUS METALS, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2015

NOTE 6-                STOCKHOLDERS’ EQUITY

Common Stock (Continued)

The following table summarizes the ranges of exercise prices of outstanding and exercisable options held by officers and directors as of March 31, 2015:

March 31, 2015			March 31, 2015
Options Outstanding			Options Exercisable
	Weighted	Weighted		Weighted	Weighted
	average	average		average	average
Number of	remaining	exercise	Number of	remaining	exercise
options	life (years)	price	options	life (years)	price

200,000	6.40	$0.25	200,000	6.40	$0.25

There were no stock options issued in 2015 or 2014 by the Company. The latest options issued in 2013 were determined using the Black-Scholes option–pricing model using the following weighted-average assumptions:

Risk-free interest rate	0.32%
Dividend yield	-
Volatility	152.50%
Expected life in years	2 years
Exercise price	$0.25

Stock options-based compensation expense included in the consolidated statements of operations and comprehensive loss for the three months ended March 31, 2015 and 2014 were $0.

BREATHE ECIG CORP.
(FORMERLY DNA PRECIOUS METALS, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2015

NOTE 6-                STOCKHOLDERS’ EQUITY

Warrants

The following table summarizes the Company’s share warrants outstanding as of March 31, 2015 and December 31, 2014:

	March 31, 2015			December 31, 2014
		Weighted	Weigthed		Weighted	Weigthed
		average	average		average	average
	Number of	remaining	exercise	Number of	remaining	exercise
	warrants	life (years)	price	warrants	life (years)	price

Warrants outstanding, beginning of year	1,540,625	1.5	$0.66	600,000	2	$0.71
Granted	-	-		940,625	1.6	0.63
Exercised	-	-		-	-
Expired	-	-	-	-	-	-

Warrants outstanding, end of period	1,540,625	1.25	$$0.66	1,540,625	1.5	$0.66

The following table summarizes the ranges of exercise prices of outstanding warrants as of March 31, 2015

March 31, 2015
Warrants Outstanding
	Weighted average	Weighted average
Number of options	remaining life (years)	exercise price

250,000	0.5	$0.30
100,000	1	0.50
1,190,625	1.3	0.75

1,540,625	1.25	$0.66

BREATHE ECIG CORP.
(FORMERLY DNA PRECIOUS METALS, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2015

NOTE 7-                FIXED ASSETS

Fixed assets consist of the following as of March 31, 2015 and December 31, 2014:

	Estimated	(unaudited)
	Useful Lives	March 31,	December 31,
	(Years)	2015	2014
Computers	5	$-	$5,868
Office Equipment	5	-	14,711
Vehicle	5	-	25,127
Assets retirement		-	107,749
Subtotal		-	153,455
Less: accumulated depreciation		-	(15,331)
Fixed assets, net		$-	$138,124

During the year ended December 31, 2014, the Company in accordance with Industry Guide 7, impaired $1,244,117 in land, building and the mill equipment as the Company is in the exploration stage and these assets should not be capitalized. Depreciation for the three months ended March 31, 2015 was $75, and for the years ended December 31, 2014 and 2013 was $5,869 and $8,770, respectively.

As of December 31, 2014 as a result of the stock dividend on February 3, 2015 the fixed assets appear as assets from discontinued operations in these condensed consolidated financial statements, and the depreciation expense is included in loss from discontinued operations on the condensed consolidated statement of operations and comprehensive loss.

NOTE 8-                DEFERRED FINANCING FEES

Deferred financing fees result from the issuance of share warrants as finders’ fees in connection with flow-through financing completed on December 23, 2013 and described in Note 3. The fair value of the warrants amounted to $25,431 and was determined using the Black-Scholes option–pricing model. The deferred financing fees are being amortized over the life of the warrants which is 2 years. Amortization of deferred financing fees for the three months ended March 31, 2015 and 2014 was $3,179, respectively.

NOTE 9-                PROVISION FOR INCOME TAXES

As of March 31, 2015 there is no provision for income taxes, current or deferred.

Net operating losses	$1,549,017
Valuation allowance	(1,549,017)
$-

BREATHE ECIG CORP.
(FORMERLY DNA PRECIOUS METALS, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2015

NOTE 9-                PROVISION FOR INCOME TAXES (CONTINUED)

A reconciliation of the Company’s effective tax rate as a percentage of income before taxes and the statutory rate for year ended March 31, 2015 is summarized below:

Federal rate	34%
State rate	-

Combined Tax Rate	34%
Valuation allowance	(34%)
0%

NOTE 10-               LOAN PAYABLE/PROMISSORY NOTE

The Company entered into a loan agreement with the Centre local de Développement (CLD) Mékinac on December 3, 2014 in the amount of CDN$150,000 that matures on November 22, 2019. The note had a default interest rate of 7.67% per annum, repayable in monthly instalments of $3,018 including interest. The loan is secured by a mortgage on the building. The balance at February 3, 2015 prior to the spin-off of DNA Canada Inc. outstanding on this note was $125,451.

As a result of the stock dividend on February 3, 2015 the loan payable was spun-off and appears as liabilities from discontinued operations on the condensed consolidated financial statements December 31, 2014.

NOTE 11-               COMMITMENTS

The Company had the following financial commitments, represented by rental lease agreements, as of March 31, 2015:

Year ending December 31,
2015	$8,309
2016	13,066
2017	13,400
2018	6,761
Total	41,536

Rent expense under the lease agreements for the three months ended March 31, 2015 and 2014 were $0 and  $9,329, respectively. The amount from the three months ended March 31, 2013 was for DNA Canada, Inc. and is reflected in loss from discontinued operations.

On March 15, 2015 the Company entered into a 38 month lease agreement for office space 322 Nancy Lane, Suite 7, Knoxville, Tennessee.   This office will be the operational headquarters for the Company.

BREATHE ECIG CORP.
(FORMERLY DNA PRECIOUS METALS, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2015

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

The following table represents the fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2015:

	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$134,793	-	-	$134,793
Derivative liabilities	-	-	230,430	230,430

The derivative liabilities associated with the convertible notes that were repaid were measured at fair value using the binomial lattice options pricing model, and were classified within Level 3 of the valuation hierarchy. The Company recognized a loss of $33,390 on the fair value of the derivative liabilities for the three months ended March 31, 2015.

NOTE 13-               SUBSEQUENT EVENTS

The Company received $50,000 at $0.03 per share (1,666,667 shares) in March 2015 under a subscription agreement with a company. The common shares have not been issued as of the date of this report.

On April 6, 2015, the Company entered into a consulting agreement for services rendered for the period up to August 15, 2015.  Services provided will be related to corporate planning and development in exchange for 1,250,000 shares of common stock.  Upon execution of this agreement the stock had a value of $53,750 ($0.043 per share).

On April 8, 2015, the Company entered into a 10% convertible redeemable note payable with an investor in the amount of $53,000. The gross amount of the note is $53,000, with net proceeds received of $50,000. The $3,000 represents legal fees. This note matures on April 8, 2016.

The investor is entitled, at its option, at any time, to convert all or any amount of the principal face amount of the note, then outstanding into shares of the Company’s common stock at a price for each share of common stock equal to 60% of the lowest trading price of the Company’s common stock as reported on the OTCQB for the twenty prior trading days including the day upon which a notice of conversion is delivered.

The note may be prepaid at any time during the period beginning on the Issue Date and ending on the date which is three (3) months following the Issue Date (“Prepayment Termination Date”), Borrower shall have the right, exercisable on not less than five (5) Trading Days prior written notice to the Holder of this Note, to prepay the outstanding balance on this Note (principal and accrued interest), in full.

BREATHE ECIG CORP.
(FORMERLY DNA PRECIOUS METALS, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2015

NOTE 13-               SUBSEQUENT EVENTS (CONTINUED)

After the Prepayment Termination Date, the Borrower shall have no right to prepay this Note. For purposes hereof, the “Prepayment Factor” shall equal one hundred and fifty percent (150%), provided that such Prepayment factor shall equal one hundred and twenty percent (120%) if the Optional Prepayment Date occurs on or before the date which is three (3) months following the Issue Date hereof.

On April 17, 2015, the Company entered in to an agreement with Maxim Group LLC ("Maxim") to provide general financial advisory and investment banking services in exchange for 2.5% of the issued and outstanding stock at the date of execution.  The number of shares of common stock issued and outstanding was 276,352,667. At that date 2.5% of the issued and outstanding common stock equaled 6,908,817 shares.  The Company also agreed upon execution and monthly thereafter pay to Maxim the fee of $5,000.

On April 22, 2015 the Company repaid a 10% convertible note to an investor in the amount of $27,778.  The note was issued on February 4, 2015.  The initial funding was in the gross amount of $27,500, with net proceeds received of $25,000. The $2,500 represented Original Issue Discount. The maturity date of this note was two years from the date that each tranche is paid. The note was convertible at the lesser of $0.065 or 60% of the lowest trade price in the 25 trading days previous to the conversion.

The Company repaid this note within 90 days from the effective date (the date the Company received the cash) of the note at no additional interest charge. The investor had the right to convert at any time after the effective date of this note. The addition $2,778 payment was calculated as a proration of the total original issue discount sum of all tranches of the loan ($25,000) multiplied by the total net proceeds available ($225,000) divided by total principal sum of all tranches ($250,000).

In May 2015, the Company issued 5,250,000 shares for advisory services valued at $157,500 ($0.03 per share) to various companies, 750,000 shares of common stock in conversion of accounts payable of $22,500 ($0.03 per share) related to the outstanding invoice for the purchase of our inventory; and 300,000 shares of common stock valued at $9,000 ($0.03 per share) to a former noteholder ("Iconic") as part of an Assignment and Assumption Agreement dated May 7, 2015 as described in the following paragraph.

On May 6, 2015 the Company issued 14,833,999 private placement common shares for $445,020 to various investors.  The Company also issued 22,150,000 shares of common stock for consulting services at a value of $3,101,000 ($0.14 per share.) The Company also issued 3,750,000 shares of common stock to an advisory board member at a value of $525,000 and 2,000,000 shares of common stock to a director at a value of $280,000 ($0.14 per share).

On May 7, 2015, Iconic ("Assignor") entered into a note payable agreement with the Company on February 9, 2015 in the amount of $110,000. This note was assigned to M Capital Partners LLC in consideration for a payment of $145,000 by M Capital Partners LLC to Iconic. The Company still owes the entire $110,000 note, however, the noteholder is M Capital Partners LLC. As a result of this assignment, the Company as noted above issued 300,000 shares of common stock to Iconic.

On May 11, 2015 the Company formed two wholly owned subsidiaries to conduct non-eCigarette related business by way of holding medical device and other related intellectual property for the future development of for-profit activates and/or partnerships. Currently neither of these entities holds any assets, carry any liabilities nor hold any intellectual property.

ITEM 2.                      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The discussion of the financial condition and results of operations of the Company set forth below should be read in conjunction with the consolidated financial statements and related notes thereto included elsewhere in this Form 10-Q. This Form 10-Q contains forward-looking statements that involve risks and uncertainties. The statements contained in this Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27a of the Securities Act and Section 21e of the Exchange Act. When used in this Form 10-Q, or in the documents incorporated by reference into this Form 10-Q, the words “anticipate,”“believe,”“estimate,”“intend” and “expect” and similar expressions are intended to identify such forward-looking statements. Such forward-looking statements include, without limitation, the statements regarding the Company’s strategy, future sales, future expenses, future liquidity and capital resources. All forward-looking statements in this Form 10-Q are based upon information available to the Company on the date of this Form 10-Q, and the Company assumes no obligation to update any such forward-looking statements. The Company’s actual results could differ materially from those discussed in this Form 10-Q. Factors that could cause or contribute to such differences (“Cautionary Statements”) include, but are not limited to, those discussed in Item 1. Business — “Risk Factors” and elsewhere in the Company’s Annual Report on Form 10-K, which are incorporated by reference herein and in this report. All subsequent written and oral forward-looking statements attributable to the Company, or persons acting on the Company’s behalf, are expressly qualified in their entirety by the Cautionary Statements.

Corporate History

Breathe eCig Corp. is a Nevada corporation organized June 2, 2006.  Our original name was Celtic Capital, Inc.   On October 20, 2008, we changed our name to Entertainment Education Arts Inc.   On May 12, 2010, we changed our name to DNA Precious Metals, Inc.  On March 5, 2015 pursuant to an agreement and plan of merger, the Company changed its name to Breathe eCig Corp.  (Breathe eCig Corp. may also be referred to as “Breathe”, “we”, “us” or the “Company”)

From May 2010 through March 31, 2015, we were an exploration stage mining company.  The Company’s focus was the development of the the Montauban Mining Project, located in the Montauban and Chavigny townships near Grondines-West in Portneauf County, Quebec, Canada (“Montauban Mine Property” or “Property”). Recognizing the need to secure significant additional capital to put the Property into production, management began to focus its attention on other business opportunities which would not require the significant capital required to expand the Property.  In furtherance thereof, on January 16, 2015 the Company entered into a share exchange agreement with Breathe LLC, a Tennessee limited liability company, whereby the Company acquired all of the issued and outstanding membership interests in Breathe LLC in consideration for the issuance of 150,000,000 shares of the Company’s common stock to the members of Breathe, LLC

In connection with the acquisition of Breath LLC, on March 5, 2015 we entered into an Agreement and Plan of Merger (the “Merger Agreement”) pursuant to which the Company merged with its wholly owned subsidiary, Breathe eCig Corp., the sole purpose of the Merger was to effect a change of the Company's name from DNA Precious Metals, Inc. to Breathe eCig Corp. This name change more accurately reflects the Company’s current operations.

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

The operations of Breathe :

ABOUT BREATHE SMART CIGARETTE

Breathe, LLC was formed in October 2013 and Breathe eCigs. Corp. was formed on March 31, 2015.  On March 31, 2015, Breathe, LLC entered into a Bill of Sale to transfer 100% of the assets to Breathe eCigsCorp.

Since formation, Breathe has operated as a development stage company, with the intentions of designing marketing and distributing electronic cigarettes (“E-cigarettes”), vaporizers, e-liquids (i.e., liquid nicotine) and related accessories.  As of March 31, 2015 Breathe had no revenues and limited assets.

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

Source: Euromonitor International 2013.

Below is a table presenting the market shares in the United States of various e-cigarette brands for the 52 weeks ended August 30, 2014:

BUSINESS STRATEGY

Breathe’s strategic goal is to profitably expand its operations.    The business strategies employed by Breathe to achieve this goal are defined succinctly through the Company’s mission statement of creating Socially Responsible Innovation   in the E-Cigarette and Vaporizer industries and by fulfilling the following objectives:

•	Building a strong brand through a concentration of operational focus on the design, market and distribution of exceptional quality electronic cigarettes and vaporizers.

•	Specializing in the development of great tasting proprietary organic and naturally flavored e-liquids with nicotine from Tennessee-sourced Tobacco plants.

•	Exceptional Packaging – The Company’s high-end products will comprise high quality packaging, unique and customizable labeling for specific customers and retailers.

•
Age Verification   A commitment to verifying and ensuring that all  Breathe customers are  at least 21 years old, through  specific product labeling and marketing efforts focused on the adult  population age 21 and older.

•
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

•	Developing Our Organizational Capability Continuing to develop our organizational capability through recruiting, retaining and rewarding highly capable people and through performance management.

•
Pursuing Growth Opportunities Focusing on pursuing growth opportunities after launching our current product offerings and seeking brands, other products, and partnerships to complement our high-end quality products.

•	Maximizing our financial performance Continuing to drive our business activities to deliver improved financial performance.

•	Developing a global distribution platform with the emphasis of serving customers throughout the entire world.

License to Intellectual Property and Brand Portfolio

Breathe has the exclusive licensing rights to sell the following product lines:

•	Mini e-cigarette Pack – a standard e-cigarette pack designed for vending machines and convenience stores.

•	Original non CP – a standard rechargeable single unit without the child protective device.

•	Original with CP - a standard rechargeable single unit with the child protective device.

•	Smart e-cigarette PCC – Smart e-cigarette carrying case, 2 rechargeable mini-e-cigarettes with 5 cartridges and iPhone chargeable connections.

•	5 Pack mini Ref – 5 mini cartridges for the mini size e-cigarette.

•	5 pack Standard Ref – 5 refillable cartridges for the mini-size e-cigarettes.

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

Production and Supply for e-cigarette Lines

The launch of a new E-Cigarette line involves input from many different sources, from the manufacturer to the customer.

The stages of the development, manufacturing, production and distribution process of the E-cigarette can be summarized as follows:

•	Discussions with designers and creators (includes analysis and factory trends, target clientele and market communication);

•	Concept choice;

•	Produce mock-ups for final acceptance of unit device, packaging and flavoring;

•	Receive bids from component suppliers;

•	Choose suppliers;

•	Schedule production and packaging;

•	Issue component part purchase orders;

•	Follow quality control procedures for incoming components;

•	Follow packaging and inventory control procedures;

•	Engage U.S. based FDA certified e-liquid manufacturer to produce and fill nicotine cartridges after receiving Component Parts; and

•	Production specialists who carry out packaging or logistics for storage, order preparation and shipment.

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

Marketing and Growth Strategies

In order to increase brand awareness, the Company began to focus its marketing initiatives and efforts through the development of a proprietary system that has accumulated over 20 million individuals that have the potential to see very advertisement and social media post produced by the Company.  In addition to hosting a secure web portal, www.breathecig.com , that promotes the Company’s products and will handle orders,   the Company has also been marketed on major social media platforms: LinkedIn, Facebook, Twitter, Instagram, Google and Pinterest.  Because of this successful initial marketing effort:

•	The Company has already received hundreds of requests for more information on its products.

•	These initial efforts have been cost effective and have not involved a substantial drive to promote sales.

•	The Company’s website has received over 600,000 visitors during the last 18 months.

•	The Company has received numerous requests from customers interested in purchasing Breathe’s products including but not limited to major retail groups, Hotel Chains, Restaurants and Club Owners.

Retail and Wholesale Distribution :

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

 Based on the December 2010 U.S. Court of Appeals for the D.C. Circuit’s decision in Sottera, Inc. v. Food & Drug Administration , 627 F.3d 891 (D.C. Cir. 2010), the United States Food and Drug Administration (the “FDA”) is permitted to regulate electronic cigarettes as “tobacco products” under the Family Smoking Prevention and Tobacco Control Act of 2009 (the “Tobacco Control Act”).

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

•
Increases the number of health warnings required on cigarette and smokeless tobacco products, increases the size of warnings on packaging and in advertising, requires the FDA to develop graphic warnings for cigarette packages and grants the FDA authority to require new warnings;

•	Requires practically all tobacco product advertising to eliminate color and imagery and instead consist solely of black text on white background;
•
Imposes new restrictions on the sale and distribution of tobacco products, including significant new restrictions on tobacco product advertising and promotion as well as the use of brand and trade names;

•	Bans the use of “light,” “mild,” “low” or similar descriptors on tobacco products;
•
Gives the FDA the authority to impose tobacco product standards that are appropriate for the protection  of the public health (by, for example, requiring reduction or elimination of the use of particular constituents or components, requiring product testing, or addressing other aspects of tobacco product construction, constituents, properties or labeling);

•	Requires manufacturers to obtain FDA review and authorization for the marketing of certain new or modified tobacco products;
•	Requires pre-market approval by the FDA for tobacco products represented (through labels, labeling, advertising, or other means) as presenting a lower risk of harm or tobacco-related disease;
•	Requires manufacturers to report ingredients and harmful constituents and requires the FDA to disclose certain constituent information to the public;
•
Mandates that manufacturers test and report on ingredients and constituents identified by the FDA as   requiring such testing to protect the public health, and allows the FDA to require the disclosure of testing results to the public;

•	Requires manufacturers to submit to the FDA certain information regarding the health, toxicological, behavioral or physiologic effects of tobacco products;
•	Prohibits use of tobacco containing a pesticide chemical residue at a level greater than allowed under federal law;
•	Requires the FDA to establish “good manufacturing practices” to be followed at tobacco manufacturing facilities;
•	Requires tobacco product manufacturers (and certain other entities) to register with the FDA; and
•	Grants the FDA the regulatory authority to impose broad additional restrictions.

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

DISCUSSION OF RESULTS OF OPERATIONS
The following discussion should be read in conjunction with, and is qualified in its entirety by, our financial statement, and certain other financial information included elsewhere in this prospectus.

It should be noted that during the year ended December 31, 2014 and through a portion of the period ended March 31, 2015, we were an exploratory stage-mining corporation. We did not commence mining operations nor did we generate revenues.

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

We are an Emerging Growth Company:
We qualify as an “emerging growth company” under the JOBS Act. As a result, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements. For so long as we are an emerging growth company, we will not be required to:

•	have an auditor report on our internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act;

•
comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (i.e., an auditor discussion and analysis);

•	submit certain executive compensation matters to shareholder advisory votes, such as “say-on-pay” and “say-on-frequency;” and

•	disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation.

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

Results of Operations for Fiscal Quarter Ended March 31, 2015 and 2014

Since our inception, we have not generated any revenues.
Operating expenses for the fiscal quarter ended March 31, 2015 and 2014 totaled $964,053 and $341,912, respectively.  Our Net Loss for fiscal quarter ended March 31, 2015 and 2014 totaled $1,020,857 and $596,096, respectively.  Our Accumulated Deficit since Inception totaled $8,791,194.

Our single largest expense for the fiscal quarter ended March 31, 2015 was $878,928 in professional fees.  The fees were primarily related to legal and accounting fees in connection with our acquisition of Breathe and our spin-off of our mining operations.  Additionally, $771,875 of such fees were attributable to stock grants to various consultants.  Professional fees for the fiscal quarter ended March 31, 2014 were $29,963.  General and administrative expenses totaled $51,065 fiscal quarter ended March 31, 2015 as compared to $91,279 fiscal quarter ended March 31, 2014.

Liquidity and Capital Resources

Assets and Liabilities.

To date, our operations have been primarily funded through debt and equity financing.  During the fiscal quarter ended March 31, 2015, we raised $355,000 through the issuance of various convertible notes and $70,000 through the sale of our common stock.  We will continue to rely on debt and equity financing for our ongoing operations.

At March 31, 2015 we had cash of $134,793 and prepaid expenses of $130,520.  Total current assets were $265,313.  Our deferred financing fees were $9,187 and our investment in Tauriga Sciences, Inc. totaled $100,000.   Total assets were $9,425,106 as of March 31, 2015. Of this $9,425,105 a significant portion of it relates to goodwill of $9,050,606 in connection with the Breathe acquisition.  Without such goodwill our total assets, our total assets would have been $374,499.  At December 31, 2014, we had cash totaling $28,299, prepaid expenses and deposits of $51,609, sales tax receivable of $10,846 and assets from discontinued operations of $1,354,472 (which are no longer our assets due to the spin-off of the mining operations).  Total assets were $1,457,592 as of December 31, 2014.   The primary reason for the significant increase in our assets is attributable to the goodwill associated with the Breathe acquisitions.

Current liabilities at March 31, 2015 totaled $773,400 as compared to $649,819 at December 31, 2014.  Of our current liabilities as of March 31, 2015, we had a derivative liability of $230,403 related to issued and outstanding warrant s and $367,495 related to current notes payable. We had no long term liabilities at March 31, 2015 or December 31, 2014.

We do not believe that our cash on hand at March 31, 2015 will be sufficient to fund our current working capital requirements.  We will continue to seek additional equity financing. However, there is no assurance that we will be successful in our equity private placements or if we are that the terms will be beneficial to our shareholders.

Going Concern Qualifications

The accompanying unaudited consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has had no revenue since inception. As discussed in Note 1 to the financial statements, since inception of the Development Stage the Company had losses totaling $1,000,304 and $341,984 from continuing operations for the three months ended March 31, 2015 and 2014, respectively, and there are existing uncertain conditions which the Company faces relative to its obtaining financing and capital in the equity markets. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company is highly dependent on its ability to continue to obtain investment capital from future funding opportunities to fund the current and planned operating levels. The unaudited consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to bring in income generating activities and its ability to continue receiving investment capital from future funding opportunities. No assurance can be given that the Company will be successful in these efforts.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURESABOUT MARKET RISK.

Not applicable

ITEM 4.	CONTROLS AND PROCEDURES.

As of the end of the period covered by this quarterly report on Form 10-Q, the Company’s Chief Executive Officer and Chief Financial Officer conducted an evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934). Based upon this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective and have not changed since its most recent annual report.

Changes in Internal Control over Financial Reporting

We regularly review our system of internal control over financial reporting to ensure we maintain an effective internal control environment.  There were no changes in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

From time to time, we may be involved in litigation that arises through the normal course of business.  As of the date of this filing, we are neither a party to any litigation nor are we aware of any such threatened or pending litigation that might result in a material adverse effect to our business.

ITEM 1A.	RISK FACTORS.

There have been no material changes to our risk factors as previously disclosed in our most recent 10-K filing.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

For the quarterly period ended March 31, 2015, the Company issued the following unregistered shares:

On January 20, 2015, the Company issued 150,000,000 shares in connection with the acquisition of Breathe at a cost of $9,000,000 at a value of $0.06 per share.

During January 2015, the Company issued 400,000 shares for $20,000, which represented the last of the issuance of shares related to the equity raise that occurred in November and December 2014. The Company also issued 9,150,000 shares for $457,500 in consulting services in January 2015 at a value of $0.05 per share.

The Company issued 2,500,000 shares for $125,000 in consulting services rendered in February 2015 at a value of $0.05 per share.

The Company issued 5,050,000 shares for $189,375 in consulting services in March 2015 at a value of $0.0375 per share.

On March 31, 2015 the Company issued 2,666,667 shares for $100,000 in an investment in Tauriga Sciences, Inc at a value of $0.0375.

All foregoing issuances were exempt from registration requirements under Section 4(2) and/or Rule 506 of Regulation D of the Securities Act of 1933, as amended.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURE.

Not applicable.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

(a)           Exhibits.

Exhibit
Number	Description
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document.**
101.SCH	XBRL Taxonomy Extension Schema Document.**
101.CAL	XBRL Taxonomy Calculation Linkbase Document.**
101.LAB	XBRL Taxonomy Label Linkbase Document.**
101.PRE	XBRL Taxonomy Presentation Linkbase Document.**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. **
________________________________
*	filed or furnished herewith
**	submitted electronically herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 15, 2015

BREATHE ECIG CORP.

By:	/s/ Joshua Kimmel
Joshua Kimmel
Chief Executive Officer

By:	/s/ Joshua Kimmel
Joshua Kimmel
Chief Financial Officer