Form 10-Q
period 2015-06-30
BREATHE ECIG CORP.
filed 2015-08-14
CIK 1506503

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-Q
———————

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2015
or

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

☑ Yes  ☐ No

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date 354,320,482 shares of common stock were issued and outstanding as of August 6, 2015.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS	1

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	37

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURESABOUT MARKET RISK.	47

ITEM 4.	CONTROLS AND PROCEDURES.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	48

ITEM 1A.	RISK FACTORS.	48

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.	49

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.	49

ITEM 4.	MINE SAFETY DISCLOSURE.	49

ITEM 5.	OTHER INFORMATION.	49

ITEM 6.	EXHIBITS.	50

SIGNATURES		51

Exhibit 31.1	CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
Exhibit 32.1	CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
EX-101.INS	XBRL INSTANCE DOCUMENT
EX-101.SCH	XBRL TAXONOMY EXTENSION SCHEMA
EX-101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
EX-101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
EX-101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE
EX-101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

-i-

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
BREATHE ECIG CORP.
(FORMERLY DNA PRECIOUS METALS, INC.)
CONDENSED CONSOLIDATED BALANCE SHEETS
(in US$)

	(UNAUDITED)
	JUNE 30,	DECEMBER 31,
	2015	2014
ASSETS
CURRENT ASSETS
Cash	$62,415	$28,299
Prepaid expenses	892,604	51,609
Inventory	141,384	-
Sales tax recivable	-	10,846
Assets from discontinued operations	-	1,354,472
Total current assets	1,096,403	1,445,226

Other Asset
Deferred financing fees, net	6,008	12,366
Commercialization fees, net	87,551	-
Investment	100,000	-
	193,559	12,366

Intangible Asset
Goodwill	9,050,606	-
Total Intangible Asset	9,050,606	-

TOTAL ASSETS	$10,340,568	$1,457,592

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$402,259	$89,867
Deferred revenue and fees	100,000	-
Derivative liability - warrants	257,233	197,040
Notes payable - current portion, reduced by original issue discount of $33,042	773,958	-
Liability for stock to be issued	98,605	-
Liabilities from discontinued operations	-	362,912
Total current liabilities	1,632,055	649,819

TOTAL LIABILITIES	1,632,055	649,819

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value, 10,000,000 shares authorized
Nil shares issued and outstanding	-	-
Common stock, $0.001 par value, 500,000,000 shares authorized
342,237,149 and 106,586,000 shares issued and outstanding, respectively	342,237	106,586
Additional paid in capital	22,832,946	8,579,861
Accumulated deficit	(14,466,670)	(7,770,337)
Accumulated other comprehensive income (loss)	-	(108,337)
Total stockholders' equity	8,708,513	807,773

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$10,340,568	$1,457,592

The accompanying notes are an integral part of these condensed consolidated financial statements.

BREATHE ECIG CORP.
(FORMERLY DNA PRECIOUS METALS, INC.)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE SIX MONTHS ENDED JUNE 30, 2015 AND 2014
(in US$)
(UNAUDITED)

	SIX MONTHS ENDED		THREE MONTHS ENDED
	JUNE 30,		JUNE 30,
	2015	2014	2015	2014
Continuing Operations:
REVENUE	$6,000	-	$6,000	-

COST OF GOODS SOLD	7,057	-	7,057	-

GROSS LOSS	(1,057)	-	(1,057)	-

OPERATING EXPENSES
Research and development	2,178	-	1,648	-
Marketing, advertising and promotion	438,233	-	424,458	-
Salaries and related expenses, including stock-based compensation	114,150	239,990	97,649	22,499
Professional fees	5,615,043	94,107	4,736,115	64,144
Rent	1,187	-	1,187	-
Depreciation and amortization	12,449	6,358	9,195	3,179
General and administrative	253,616	193,583	202,551	106,203
Total operating expenses	6,436,856	534,038	5,472,803	196,025

OTHER (INCOME) EXPENSE
Interest expense, net	177,674	35,911	174,813	35,839
FV adjustment on derivative liability	60,193	-	26,803	88,848
Total other (income) expense	237,867	35,911	201,616	124,687

Net loss before provision for income taxes	(6,675,780)	(569,949)	(5,675,476)	(320,712)

Provision for income taxes	-	-	-	-

NET LOSS FROM CONTINUING OPERATIONS	(6,675,780)	(569,949)	(5,675,476)	(320,712)

Discontinued Operations:

Gain (loss) on disposal of discontinued operations	-	-	-	-
Loss from discontinued operations	(20,553)	(508,587)	-	(161,728)
Loss from discontinued oprations, net of tax	(20,553)	(508,587)	-	(161,728)

Net loss	$(6,696,333)	$(1,078,536)	$(5,675,476)	$(482,440)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	275,215,740	95,051,967	315,607,057	94,749,077

NET LOSS PER SHARE	$(0.01)	(0.01)	$(0.01)	(0.01)

COMPREHENSIVE OTHER INCOME
Net loss	$(6,696,333)	$(1,078,536)	$(5,675,476)	(482,440)
Currency translation adjustment	-	(10,400)	-	5,548
Total comprehensive loss	$(6,696,333)	$(1,088,936)	$(5,675,476)	$(476,892)

The accompanying notes are an integral part of these condensed consolidated financial statements.

BREATHE ECIG CORP.
(FORMERLY DNA PRECIOUS METALS, INC.)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
FOR THE SIX MONTHS ENDED JUNE 30, 2015 AND 2014
(in US$)

	(UNAUDITED) SIX MONTHS ENDED
	JUNE 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss for the period	$(6,696,333)	$(1,078,536)

Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Depreciation and amortization	12,524	12,155
Amortization of deferred financing fees	6,358	-
Non-cash interest charges	-	35,728
Amortization of original issue discount	6,958	-
Legal fees incurred deducted from proceeds of notes payable	24,250	-
Shares and options issued for compensation	-	239,990
Fair value adjustment in derivative liabilities	60,193	88,848
Common stock/stock options issued or to be issued for services rendered	5,891,495	83,948

Change in assets and liabilities
(Increase) decrease in prepaid expenses and deposits	(866,717)	41,441
(Increase) decrease in sales tax receivable	-	(16,358)
(Increase) in in inventory	(118,884)	-
(Decrease) in accounts payable and accrued expenses	245,420	(60,796)
Total adjustments	5,261,597	424,956
Net cash (used in) operating activities	(1,434,736)	(653,580)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of fixed assets	-	(2,613)
Acquisition of mining rights	-	(68,387)
Net cash (used in) investing activities	-	(71,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds received from convertible notes	770,250	222,500
Repayments of notes payable	(29,573)	-
Proceeds received for common stock and liability for stock to be issued	708,770	12,500
Net cash provided by financing activities	1,449,447	235,000

Effect of foreign currency	(6,109)	(10,575)

NET INCREASE (DECREASE) IN CASH	8,602	(500,155)

CASH - BEGINNING OF PERIOD	53,813	535,934

CASH - END OF PERIOD	$62,415	$35,779

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$5,278	1,423
Income taxes	-	-

SUPPLEMENTAL NON-CASH ACTIVITY:
Common stock issued for mining rights	-	340,000
Deferred compensation for common stock	-	187,500
Issuance of common stock and warrants for prepaid expenses		-

Non-Cash purchase of Breathe LLC
Cash	$-	$-
Accounts payable and other current liabilities	(50,606)	-
Goodwill	9,050,606	-
Total non-cash asset purchase	$9,000,000	$-

Common Stock	$150,000	$-
Addition Paid in Capital	8,850,000	-
Total non-cash consideration paid	$9,000,000	$-

Spin-off of DNA Canada, Inc.
Cash	$-
Prepaid expenses	191,584	-
Fixed assets	138,049	-
Mining rights	1,035,818	-
Accounts payable	(111,275)	-
Asset retirement obligation	(107,749)	-
Note payable	(125,451)	-
Accumulated comprehensive income	114,446
Due to Company	(5,296,228)	-
Adjustment to APIC	$(4,160,806)	-

Shares received in TAUG for commercialization of product	$100,000	-
Common shares issued for investment in Tauriga	$100,000	-
Original issue discount netted from convertible notes	$40,000	-
Inventory purchased through issuance of common stock	$22,500	-

The accompanying notes are an integral part of these condensed consolidated financial statements.

BREATHE ECIG CORP.
(FORMERLY DNA PRECIOUS METALS, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2015

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
JUNE 30, 2015

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

As a result of the transaction effected by the Exchange Agreement, at closing Breathe became a wholly owned subsidiary of the Company, with the former Breathe shareholders owning approximately 56% of the then issued and outstanding common stock of the Company.  The former shareholders of Breathe own 43.8% as of June 30, 2015.

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

BREATHE ECIG CORP.
(FORMERLY DNA PRECIOUS METALS, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2015

NOTE 1-	ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

On May 11, 2015 the Company formed two wholly owned subsidiaries to conduct non-eCigarette related business by way of holding medical device and other related intellectual property for the future development of for-profit activates and/or partnerships. Currently these entities are inactive, and neither holds any assets, carry any liabilities nor hold any intellectual property.

Going Concern

The consolidated financial statements have been prepared on a going concern basis. The going concern basis of presentation assumes that the Company will continue in operation for the foreseeable future and be able to realize its assets and discharge its liabilities and commitments in the normal course of business. The Company has generated very little revenues since inception and has generated losses totaling $6,675,780 and $5,675,476 from continuing operations for the six and three months ended June 30, 2015, respectively.

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

The Company recently raised $770,250 in net debt proceeds and $782,375 of equity proceeds during the six months ended June 30, 2015, to commence production of the Company’s products and pay for distribution.

BREATHE ECIG CORP.
(FORMERLY DNA PRECIOUS METALS, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2015

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Estimates include but are not limited to stock-based compensation, impairment of long-lived assets, criteria utilized in the calculation of derivative liabilities and tax valuation allowances.

BREATHE ECIG CORP.
(FORMERLY DNA PRECIOUS METALS, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2015

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Principles of Consolidation

The consolidated financial statements included the accounts of the Company and its wholly-owned subsidiary, DNA Canada Inc. up through February 3, 2015, and Breathe eCigs Corp. from January 16, 2015 through March 11, 2015, the date that the Merger occurred between the Company and Breathe eCigs Corp and the two wholly owned subsidiaries to conduct non-eCigarette related business by way of holding medical device and other related intellectual property for the future development of for-profit activates and/or partnerships..  All intercompany transactions and accounts had been eliminated on consolidation.

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
JUNE 30, 2015

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

During the six months ended June 30, 2015 or year ended December 31, 2014, DNA Canada Inc. did not receive any amount as tax credits for qualifying expenditures. DNA Canada Inc’s policy was to record the tax credits when received rather than when applied for. Research tax credits must be reviewed and approved by the appropriate tax authorities when applied and it was possible that the amounts granted may differ from the amounts applied for.

BREATHE ECIG CORP.
(FORMERLY DNA PRECIOUS METALS, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2015

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

BREATHE ECIG CORP.
(FORMERLY DNA PRECIOUS METALS, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2015

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

BREATHE ECIG CORP.
(FORMERLY DNA PRECIOUS METALS, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2015

NOTE 2-                SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

 Income Taxes (Continued)

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

Revenue Recognition

The Company will generate revenues from the sale of the Company’s products when the following criteria are met: (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred; (iii) the price to the customer is fixed or determinable; and (iv) collection of the sales price is reasonably assured.  Delivery occurs when goods are shipped and title and risk of loss have passed to the customer.  Revenue is deferred in all instances where the earnings process is incomplete.  Payments received before all of the relevant criteria for revenue recognition are satisfied will be recorded as deferred revenue.  Revenues and costs of revenues from consulting contracts will be recognized during the period in which the service will be performed.  All revenues will be reported net of any sales discounts or taxes.

Trade Receivables and Allowance for Doubtful Accounts

The Company is engaged in the sales and distribution in the consumer products market through sales to distributors, wholesalers and direct to consumers via e-commerce sales of eCigarettes for use by consumers.  Trade receivables consist primarily of amounts due to us from our normal business activities whereby approved distributors and wholesalers are extended terms after down payments on orders. We control credit risk related to our trade receivables through credit approvals, credit limits and monitoring procedures, and perform ongoing credit evaluations of our customers. In assessing the carrying value of its trade receivables, the Company estimates the recoverability by making assumptions based on factors such as current overall and industry-specific economic conditions, historical and anticipated customer performance, historical write-off and collection experience, the level of past-due amounts, and specific risks identified in the accounts receivable portfolio. Additional changes to the allowance could be necessary in the future if a customer’s creditworthiness deteriorates, or if actual defaults are higher than the Company’s historical experience. Any difference could result in an increase or decrease in the allowance for doubtful accounts.

Inventory

Finished Goods Inventories - Finished goods inventories is stated at the lower of cost or market determined by the first-in, first-out method, and include salable eCigarette product items and supplies that are sale ready to ship to wholesalers or distributers. Shipping and handling costs (consisting of all costs to warehouse, pick, pack and deliver inventory to customers) will be included in cost of goods sold. Samples are included in marketing expenses which are a component of general and administrative costs. The Company in March 2015 entered into Distribution Agreements with various distributors for the distribution of the Company’s products. The Company placed an initial order for merchandise in the amount of $437,750 on March 27, 2015. The Company has outsourced the assembly and production of its products held for resale and will not hold any of the product in its possession. The Company’s inventory is received, housed and distributed by a third party fulfillment provider.  As of June 30, 2015 the inventory held by the third party fulfillment provider has a value of $141,384. Included in prepaid expenses is $397,363 paid for merchandise not yet received by the fulfillment center.

BREATHE ECIG CORP.
(FORMERLY DNA PRECIOUS METALS, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2015

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

The following is a reconciliation of the computation for basic and diluted EPS:

	Six Months Ended
	June 30,	June 30,
	2015	2014

Net loss	$(6,696,333)	$(1,078,536)

Weighted-average common shares outstanding (Basic)	275,215,740	95,051,967

Weighted-average common shares
Equivalent
Stock options	200,000	200,000
Warrants	1,540,625	1,540,625

Weighted-average common shares outstanding (Diluted)	276,956,365	97,098,847

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
JUNE 30, 2015

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

For the binomial lattice options pricing model, the Company used the following assumptions and weighted average fair value ranges as at the transaction date, April 28, 2014, and for the period ended June 30, 2015:

Convertible Notes:	April 28, 2014	June 30, 2015
Risk free interest rate	0.0577%	0.04%
Dividend yield	N/A	N/A
Volatility	86.31%	225.00%

Warrants:	April 28, 2014	June 30, 2015
Risk free interest rate	0.144%	0.04%
Dividend yield	N/A	N/A
Volatility	97.33%	225.00%

BREATHE ECIG CORP.
(FORMERLY DNA PRECIOUS METALS, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2015

NOTE 2-                SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” (Topic 606) (ASU 2014-09), which supersedes the revenue recognition requirements in ASC Topic 605, “Revenue Recognition”, and most industry-specific guidance. ASU 2014-09 is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract.  The amendments in ASU 2014-09 will be applied using one of two retrospective methods. The effective date will be the first quarter of our fiscal year ended December 31, 2018. We have not determined the potential effects on our financial statements.

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
JUNE 30, 2015

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
JUNE 30, 2015

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
JUNE 30, 2015

NOTE 4-                ACQUISITION (CONTINUED)

Lynx Mining LLC

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
JUNE 30, 2015

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

The following table shows pro-forma results for the six and three months ended June 30, 2015 and 2014 as if the acquisition had occurred on January 1, 2013. These unaudited pro forma results of operations are based on the historical financial statements and related notes of each of Breathe and the Company without DNA Canada, Inc. included.

	For the six months ended June 30,		For the three months ended June 30,
	2015	2014	2015	2014
Revenues	$6,000	$-	$6,000	$-
Net loss	(6,696,333)	(1,078,536)	(5,675,476)	(482,440)
Net loss per share	(0.01)	(0.01)	(0.01)	(0.01)

BREATHE ECIG CORP.
(FORMERLY DNA PRECIOUS METALS, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2015

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
JUNE 30, 2015

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

On May 18, 2015, Typenex Co-Investment, LLC (“Typenex”) filed a binding arbitration notice against the Company in the State of Utah regarding a certain Warrant to Purchase Shares of Common Stock (the “Warrant”) issued by the Company to Typenex on April 28, 2014 (the “Arbitration”) in connection with a Convertible Promissory Note of the same date (the “Note”).  On April 29, 2015, Typenex sent a Notice of Exercise to the Company for the issuance of 7,541,511 shares of the Company’s common stock along with an opinion letter indicating the shares should be issued without restrictive legend pursuant to Rule 144 under the Securities Act of 1933, as amended.  The Company immediately filed for an emergency injunction in the State of New Jersey, the location of the Company’s transfer agent.  The injunction was granted and Typenex and the Company subsequently agreed no shares would be issued until the resolution of the Arbitration.  The Arbitration hearing is currently scheduled for November 11 and 12, 2015 in the State of Utah.  The Company has filed a response and counterclaim to the Arbitration notice alleging, among other things, that Typenex did not fulfill its obligations under the original Note and failed to disclose material matters regarding Typenex and its principal to the Company and has requested damages and attorneys’ fees be paid by Typenex to the Company.  Further, the Company is challenging the number of shares that may be subject to the Warrant. the Although the Company believes it will prevail on the merits, there can be no guaranty that it will do so.

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

The Company may repay this note at any time on or before 90 days from the effective date (the date the Company receives the cash) of the note at no additional interest charge. If the note remains outstanding beyond the 90 days, there will be a one-time 12% interest charge applied in addition to the Original Issue Discount recognized at the onset of the note. The investor has the right to convert at any time after the effective date of this note.  The Company repaid this note along with all accrued interest on April 22, 2015.

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

BREATHE ECIG CORP.
(FORMERLY DNA PRECIOUS METALS, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2015

NOTE 5-                CONVERTIBLE NOTES AND DERIVATIVE LIABILITIES (CONTINUED)

On February 9, 2015, the Company entered into a convertible note in an amount of $110,000 with an investor. The gross amount of the note is $110,000, with net proceeds received of $100,000. The $10,000 represents Original Issue Discount. The note will also bear interest at 8%, compounded annually. The maturity date of this note is one year from execution. The note may be converted, in whole or in part, into shares of the Company’s common stock. The conversion price will be 60%, equivalent to a 40% discount, of the lowest trading price of the Company’s common stock during the 25 trading days prior to conversion. For defaults, the note is immediately due and payable and subject to a penalty interest rate of 20%. On May 7, 2015 this note was assigned to M Capital Partners LLC in consideration for a payment of $145,000 by M Capital Partners LLC to the original note holder. The Company still owes the entire $110,000 note, however, the noteholder is M Capital Partners LLC. As a result of this assignment, the Company as noted above issued 300,000 shares of common stock to Iconic.

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
JUNE 30, 2015

NOTE 5-                CONVERTIBLE NOTES AND DERIVATIVE LIABILITIES (CONTINUED)

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
JUNE 30, 2015

NOTE 5-                CONVERTIBLE NOTES AND DERIVATIVE LIABILITIES (CONTINUED)

After the Prepayment Termination Date, the Borrower shall have no right to prepay this Note. For purposes hereof, the “Prepayment Factor” shall equal one hundred and fifty percent (150%), provided that such Prepayment factor shall equal one hundred and twenty percent (120%) if the Optional Prepayment Date occurs on or before the date which is three (3) months following the Issue Date hereof.

On May 22, 2015, the Company entered into an 8% convertible redeemable note payable with an investor in the amount of $137,500. The gross amount of the note is $137,500, with net proceeds received of $118,750. The $18,750 represents legal fees of $6,250 and Original Issue Discount of $12,500. This note matures on May 22, 2016. The note will also bear interest at 8%, compounded annually. The maturity date of this note is one year from execution. The note may be converted, in whole or in part, into shares of the Company’s common stock. The conversion price will be 68%, equivalent to a 32% discount, of the lowest trading price of the Company’s common stock during the 15 trading days prior to conversion. For defaults, the note is immediately due and payable and subject to a penalty interest rate of 24%.

The note may be prepaid according to the following schedule: Between 1 and 30 days from the date of execution, the note may be prepaid for 105% of face value plus accrued interest. Between 31 and 60 days from the date of execution, the note may be prepaid for 115% of face value plus accrued interest. Between 61 and 90 days from the date of execution, the note may be prepaid for 120% of face value plus accrued interest. Between 91 and 120 days from the date of execution, the note may be prepaid for 135% of face value plus accrued interest. Between 121 and 180 days from the date of execution, the note may be prepaid for 140% of face value plus accrued interest. After 180 days from the date of execution, the note may not be prepaid.

On May 22, 2015, the Company entered into a 12% convertible redeemable note payable with an investor in the amount of $82,500. The gross amount of the note is $82,500, with net proceeds received of $75,000. The $7,500 represents an Original Issue Discount. This note matures on May 22, 2016. The note will also bear interest at 12%, compounded annually. The maturity date of this note is one year from execution. The note may be converted, in whole or in part, into shares of the Company’s common stock. The conversion price will be the lower of 60%, equivalent to a 40% discount, of the lowest trading price of the Company’s common stock as of the date of conversion notice or $0.10 per share. For defaults, the note is immediately due and payable and subject to a penalty interest rate of 18%.

The note may be prepaid according to the following schedule: Between 1 and 30 days from the date of execution, the note may be prepaid for 125% of face value plus accrued interest. Between 31 and 180 days from the date of execution, the note may be prepaid for 135% of face value plus accrued interest. After 180 days from the date of execution, the note may be prepaid for 145% of face value plus accrued interest.

As consideration for the holder’s commitment to purchase this debenture, borrower issued to holder 400,000 shares of the Company’s common stock. These commitment fee shares have been earned in full upon holder’s purchase of this debenture; none of the commitment fee shares will be returned in the event of prepayment of the note.

On June 8, 2015, the Company entered into a 10% convertible redeemable note payable with an investor in the amount of $100,000. The gross amount of the note is $100,000, with net proceeds received of $96,500. The $3,500 represents legal fees. This note matures on June 8, 2016. The note will also bear interest at 10%, compounded annually. The maturity date of this note is one year from execution. The note may be converted, in whole or in part, into shares of the Company’s common stock. The conversion price will be the lower of closing price of the common stock on the principle market on the training day immediately preceding the closing date or 35%, equivalent to a 65% discount, of the lowest trading price of the Company’s common stock during the 20 trading days prior to conversion. For defaults, the note is immediately due and payable and subject to a penalty interest rate of 24%.

BREATHE ECIG CORP.
(FORMERLY DNA PRECIOUS METALS, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2015

NOTE 5-                CONVERTIBLE NOTES AND DERIVATIVE LIABILITIES (CONTINUED)

The note may be prepaid according to the following schedule: Between 1 and 90 days from the date of execution, the note may be prepaid for 120% of face value plus accrued interest. Between 91 and 180 days from the date of execution, the note may be prepaid for 140% of face value plus accrued interest. After 180 days from the date of execution, the note may not be prepaid.

On June 10, 2015, the Company entered into a 12% convertible redeemable note payable with an investor in the amount of $82,500. The gross amount of the note is $82,500, with net proceeds received of $75,000. The $7,500 represents an Original Issue Discount. This note matures on May 22, 2016. The note will also bear interest at 12%, compounded annually. The maturity date of this note is one year from execution. The note may be converted, in whole or in part, into shares of the Company’s common stock. The conversion price will be the lower of 60%, equivalent to a 40% discount, of the lowest trading price of the Company’s common stock as of the date of conversion notice or $0.06 per share. For defaults, the note is immediately due and payable and subject to a penalty interest rate of 18%.

The note may be prepaid according to the following schedule: Between 1 and 30 days from the date of execution, the note may be prepaid for 125% of face value plus accrued interest. Between 31 and 180 days from the date of execution, the note may be prepaid for 135% of face value plus accrued interest. After 180 days from the date of execution, the note may be prepaid for 145% of face value plus accrued interest.

As consideration for the holder’s commitment to purchase this debenture, borrower issued to holder 600,000 shares of the Company’s common stock. These commitment fee shares have been earned in full upon holder’s purchase of this debenture; none of the commitment fee shares will be returned in the event of prepayment of the note.

All convertible notes payable are due within one year and are reflected as current liabilities in the condensed consolidated balance sheet at June 30, 2016.

As of June 30, 2015, the Company has $33,042 remaining in discount of the original issue discount with respect to these notes. Amortization of the original issue discount for the six months ended June 30, 2015 was $6,958, and interest expense on the convertible notes for the six months ended June 30, 2015 was $13,762. Accrued interest on these convertible notes at June 30, 2015 was $13,483.

BREATHE ECIG CORP.
(FORMERLY DNA PRECIOUS METALS, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2015

NOTE 5-                CONVERTIBLE NOTES AND DERIVATIVE LIABILITIES (CONTINUED)

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

The Company between November 26, 2014 and December 31, 2014, repaid the entire convertible note balance of $277,500 thus extinguishing the note. Upon the initial recording of the convertible note and warrants associated with the convertible note, a derivative liability was recorded as the convertible note and warrant each contained embedded derivatives as determined under ASC 815. Since the warrants associated with the convertible note remain outstanding as of June 30, 2015, the derivative liability associated with the warrants remain. The Company recognized a loss on the fair value of the derivative liabilities of $60,193 during the six months ended June 30, 2015 bringing the derivative liability balance to $257,233 at June 30, 2015.

BREATHE ECIG CORP.
(FORMERLY DNA PRECIOUS METALS, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2015

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

In 2014, the Company issued:

●	During November and December 2014, 14,310,000 private placement shares were issued to investors for an amount totaling $715,500 ($0.05 per share).

●	On January 10, 2014, the Company issued 1,000,000 common shares in connection with an asset purchase valued at $340,000.

●	50,000 shares of common stock upon the exercise of 50,000 stock options by a Director of the Company, at an exercise price of $0.25, for total proceeds of $12,500.

●	400,000 shares were issued for services rendered evaluated at an amount of $121,500.

Also, 4,250,000 shares previously issued to directors or administrators were cancelled.

BREATHE ECIG CORP.
(FORMERLY DNA PRECIOUS METALS, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2015

NOTE 6-                STOCKHOLDERS’ EQUITY (CONTINUED)

Common Stock (Continued)

In 2015, the Company issued:

●	On January 20, 2015 150,000,000 shares were issued in the acquisition of Breathe at a cost of $9,000,000 ($0.06 per share)

●
During January 2015, the Company issued 400,000 shares for $20,000, which represented the last of the issuance of shares related to the equity raise that occurred in November and December 2014. The Company also issued 9,150,000 shares for $457,500 in consulting services in January 2015 ($0.05 per share)

●
On March 31, 2015 the Company issued 2,666,667 shares for $100,000 in an investment into Tauriga Sciences, Inc (“TAUG”). The Company entered into a commercialization/license agreement with TUAG to jointly develop a new line of business involving CBD oil cartridges in on March 31, 2015. The Company received from TAUG 10,869,565 shares of TAUG common stock (with a value of $100,000) in exchange for their shares (reflected as an investment).

●	During the three months ended March 31, 2015 the Company issued 7,550,000 shares for $314,375 in consulting services rendered (prices ranging between $0.0375 and $0.05 per share)

●	On April 23, 2015 the Company issued 1,666,667 shares for $50,000 at $0.03 per share in March 2015 under a subscription agreement.

●
On May 10, 2015 the Company issued a supplier 750,000 shares of common stock at a value of $22,500 for the payment of inventory ($0.03 per share) and 300,000 shares of common stock valued at $9,000 ($0.03 per share) to a former noteholder ("Iconic") as part of an Assignment and Assumption Agreement dated May 7, 2015.

●	On May 18, 2015 the Company canceled shares in the amount of 3,150,000 shares due to services never provided at a value of $157,500 ($0.05 per share.)

●
On June 2, 2015 the Company issued 3,625,000 at a share price of $0.081 per share with a value of $293,625 to and investor that was assigned a note with the Company originating February 9, 2015. The Company entered into a convertible note in an amount of $110,000 with an investor. The gross amount of the note is $110,000, with net proceeds received of $100,000. The $10,000 represents Original Issue Discount. The note will also bear interest at 8%, compounded annually. The maturity date of this note is one year from execution. The note may be converted, in whole or in part, into shares of the Company’s common stock. The conversion price will be 60%, equivalent to a 40% discount, of the lowest trading price of the Company’s common stock during the 25 trading days prior to conversion.

●	During the six months ended June 30, 2015 the Company issued 1,550,000 shares of common stock in association with securing debt financing in the amount of $141,450 (average price of $0.09 per share.)

●
During the three months ended June 30, 2015 the Company issued 44,058,817 shares for $4,759,440 in consulting services rendered and to be rendered (average price of $0.107 per share) including an agreement with Maxim Group LLC ("Maxim") to provide general financial advisory and investment banking services in exchange for 2.5% of the then issued and outstanding stock at the date of execution. The number of shares of common stock issued and outstanding at the time of this agreement was 276,352,667. At that date 2.5% of the issued and outstanding common stock equaled 6,908,817 shares.

●	During the three months ended June 30, 2015 the Company issues 17,083,998 shares for cash through private placement in the amount of $613,770 (average per sale price of $0.036 per share.)

As of June 30, 2015, the Company has 342,237,149 shares of common stock issued and outstanding.  As of June 30, 2015 the Company had a liability for stock to be issued for services rendered of $98,605.

BREATHE ECIG CORP.
(FORMERLY DNA PRECIOUS METALS, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2015

NOTE 6-                STOCKHOLDERS’ EQUITY (CONTINUED)

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

The following table summarizes information about the Company’s stock options:

	June 30, 2015		December 31, 2014
	Number of Options	Weighted Average exercisable Price	Number of Options	Weighted Average exercisable Price
Options outstanding, beginning of period	200,000	$0.25	1,283,000	$0.25
Granted	-	-	-	-
Exercised	-	-	(50,000)	(0.25)
Forfeited	-	-	(1,033,000)	(0.25)
Expired	-	-	-	-

Options outstanding, end of period	200,000	0.25	200,000	0.25

The following table summarizes the ranges of exercise prices of outstanding and exercisable options held by officers and directors as of June 30, 2015:

June 30, 2015			June 30, 2015
Options Outstanding			Options Exercisable
Number of options	Weighted average remaining life (years)	Weighted average exercise price	Number of options	Weighted average remaining life (years)	Weighted average exercise price

200,000	6.40	$0.25	200,000	6.40	$0.25

BREATHE ECIG CORP.
(FORMERLY DNA PRECIOUS METALS, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2015

NOTE 6-                STOCKHOLDERS’ EQUITY (CONTINUED)

Stock Options (Continued)

There were no stock options issued in 2015 or 2014 by the Company. The latest options issued in 2013 were determined using the Black-Scholes option–pricing model using the following weighted-average assumptions:

Risk-free interest rate	0.32%
Dividend yield	-
Volatility	152.50%
Expected life in years	2 years
Exercise price	$0.25

Stock options-based compensation expense included in the consolidated statements of operations for the six and three months ended June 30, 2015 and 2014 were $0.

Warrants

The following table summarizes the Company’s share warrants outstanding as of June 30, 2015 and December 31, 2014:

	June 30, 2015			December 31, 2014
		Weighted	Weighted		Weighted	Weighted
		average	average		average	average
	Number of	remaining	exercise	Number of	remaining	exercise
	warrants	life (years)	price	warrants	life (years)	price

Warrants outstanding, beginning of year	1,540,625	1.5	$0.66	600,000	2	$0.71
Granted	-	-		940,625	1.6	0.63
Exercised	-	-		-	-
Expired	-	-	-	-	-	-
Warrants outstanding, end of period	1,540,625	1.25	$$0.66	1,540,625	1.5	$0.66

The following table summarizes the ranges of exercise prices of outstanding warrants as of June 30, 2015

June 30, 2015
Warrants Outstanding
	Weighted average	Weighted average
Number of warrants	remaining life (years)	exercise price

250,000	0.5	$0.30
100,000	1	0.50
1,190,625	1.3	0.75
1,540,625	1.25	$0.66

BREATHE ECIG CORP.
(FORMERLY DNA PRECIOUS METALS, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2015

NOTE 7-                FIXED ASSETS

Fixed assets consist of the following as of June 30, 2015 and December 31, 2014:

	Estimated Useful Lives	(unaudited) June 30,	December 31,
	(Years)	2015	2014
Computers	5	$-	$5,868
Office Equipment	5	-	14,711
Vehicle	5	-	25,127
Assets retirement		-	107,749
Subtotal		-	153,455
Less: accumulated depreciation		-	(15,331)
Fixed assets, net		$-	$138,124

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

NOTE 8-                LICENSE AGREEMENT AND INVESTMENT

On March 31, 2015, BVAP and TAUG entered into a non-exclusive license agreement, whereby TAUG will provide CBD oil cartridges to be used in the BVAP e-cigarette.  In accordance with the agreement, TAUG will receive a royalty of 50% of the net revenues associated with the sale of specified list of products listed in the agreement.  In addition, there was a share swap between TAUG and BVAP to equate to $100,000.  BVAP issued 2,666,667 shares at $0.0375 for the commercialization of the products.  TAUG issues 10,869,565 shares of its stock to acquire the license agreement (investment).

Description	Amount

License Agreement / Commercialization Fees - 2 years dated 3/31/15
Stock issued	$100,000

Total	$100,000
Less: Accumulated Amortization	12,449
Net June 30, 2015	$87,551

Issued 2,666,667 shares of Company common stock	2,666,667
at $0.01 per share.	$0.0375

Share value	$100,000

BREATHE ECIG CORP.
(FORMERLY DNA PRECIOUS METALS, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2015

NOTE 9-                DEFERRED FINANCING FEES

Deferred financing fees result from the issuance of share warrants as finders’ fees in connection with flow-through financing completed on December 23, 2013 and described in Note 3. The fair value of the warrants amounted to $25,431 and was determined using the Black-Scholes option–pricing model. The deferred financing fees are being amortized over the life of the warrants which is 2 years. Amortization of deferred financing fees for the six and three months ended June 30, 2015 and 2014 was $6,358 and $3,179, respectively.

NOTE 10-                PROVISION FOR INCOME TAXES

As of June 30, 2015 there is no provision for income taxes, current or deferred.

Net operating losses carryforward	$2,276,753
Valuation allowance	(2,276,753)
$-

The Company has approximately $6,700,000 in net operating losses as of June 30, 2015. A reconciliation of the Company’s effective tax rate as a percentage of income before taxes and the statutory rate for six months ended June 30, 2015 is summarized below:

Federal rate	34%
State rate	-

Combined Tax Rate	34%
Valuation allowance	(34%)
0%

NOTE 11-               LOAN PAYABLE/PROMISSORY NOTE

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

NOTE 12-               COMMITMENTS

The Company had the following financial commitments, represented by rental lease agreements, as of June 30, 2015:

Year ending December 31,
2015	$7,396
2016	13,066
2017	13,400
2018	6,761
Total	40,622

BREATHE ECIG CORP.
(FORMERLY DNA PRECIOUS METALS, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2015

NOTE 12-               COMMITMENTS (CONTINUED)

Rent expense under the lease agreements for the six and three months ended June 30, 2015 was $1,187 and $0.  For the same period in the prior year rent expense was $18,885 and $9,556, respectively. Amounts from the six and three months ended June 30, 2014 was for DNA Canada, Inc. and is reflected in loss from discontinued operations.

On March 15, 2015 the Company entered into a 38 month lease agreement for office space 322 Nancy Lane, Suite 7, Knoxville, Tennessee.   This office will be the operational headquarters for the Company.

NOTE 13-              CURRENT LITIGATION

Typenex Dispute

On May 18, 2015, Typenex Co-Investment, LLC (“Typenex”) filed a binding arbitration notice against the Company in the State of Utah regarding a certain Warrant to Purchase Shares of Common Stock (the “Warrant”) issued by the Company to Typenex on April 28, 2014 (the “Arbitration”) in connection with a Convertible Promissory Note of the same date (the “Note”).  On April 29, 2015, Typenex sent a Notice of Exercise to the Company for the issuance of 7,541,511 shares of the Company’s common stock along with an opinion letter indicating the shares should be issued without restrictive legend pursuant to Rule 144 under the Securities Act of 1933, as amended.  The Company immediately filed for an emergency injunction in the State of New Jersey, the location of the Company’s transfer agent.  The injunction was granted and Typenex and the Company subsequently agreed no shares would be issued until the resolution of the Arbitration.  The Arbitration hearing is currently scheduled for November 11 and 12, 2015 in the State of Utah.  The Company has filed a response and conterclaim to the Arbitration notice alleging, among other things, that Typenex did not fulfill its obligations under the original Note and failed to disclose material matters regarding Typenex and its principal to the Company and has requested damages and attorneys’ fees be paid by Typenex to the Company.  Further, the Company is challenging the number of shares that may be subject to the Warrant. Although the Company believes it will prevail on the merits, there can be no guaranty that it will do so.

NOTE 14-              CUSTOMER RISK

During the three months ended June 30, 2015 the Company realized its first sale to a distributor customer. Being that this was a single sale, all of the Company's current revenue is derived from one distribution relationship. This total sale was for $6,000.  The sale was an attempt to launch the Company’s product and gain market share.  The sale had associated cost of good sold in the amount of $7,057.  As part of the Company’s sales channel development plan it continues to develop this channel as well as the wholesale channel and its ecommerce segments. Being that there was only a single transaction made being the first sale and that the Company is in the initial phase of business development there is a very strong risk that the Company will not be able to gain sufficient market penetration to generate enough revenue to support continuing operations.  Management believes that through strategic partnership and marketing alliances it will be able to successfully gain market share. The Company's failure to maintain this relationship in the future would materially and adversely impact future operating results. In the second fiscal quarter of 2015, although management continues to add new distribution relationships and points of sales, there is no guaranty that these efforts will be successful and if the current distributor becomes dissatisfied with the Company's performance or its products, operating results would be negatively and materially impacted.

BREATHE ECIG CORP.
(FORMERLY DNA PRECIOUS METALS, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2015

NOTE 15-              FAIR VALUE MEASUREMENTS

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

The following table represents the fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2015:

	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$62,415	-	-	$62,415
Investment	-	100,000	-	100,000
Derivative liabilities	-	-	257,233	257,233

The derivative liabilities associated with the convertible notes that were repaid were measured at fair value using the binomial lattice options pricing model, and were classified within Level 3 of the valuation hierarchy. The Company recognized a loss of $60,193 on the fair value of the derivative liabilities for the six months ended June 30, 2015.

NOTE 16-               SUBSEQUENT EVENTS

On July 1, 2015, the Company issued 1,400,000 shares to a consultant under an agreement to provide Business development and consulting services with corporate initiatives for services rendered for the months of April through July 2015.

On July 14, 2015, the Company issued 333,333 common shares to IBH Capital LLC through private placement funds in the amount of $25,000 received in June 2015 ($.075 cents per share.)

On July 14, 2015, the Company issued 2,000,000 shares of common stock to Anthony Danieli for consulting services to be rendered and over a 24-month period in association with his appointment as a member to the board of directors.  The shares had a value of $119,200 ($0.0596 per share.)

On July 14, 2015, the Company issued 4,000,000 common shares of its stock at $0.06 per share subject to adjustment for reverse and forward stock splits, stock dividends, stock combinations and other similar transactions of the common stock that occur after the date of agreement.  Final purchase price is subject to adjustment based on the closing price of the common stock on first adjustment date that is six (6) months immediately following the closing date (or if such date is not a trading day, the trading day immediately preceding such six (6) month period).  Final purchase price is also subject to adjustment based on the second adjustment date based on the closing price of the common stock on thirty (30) days following the first adjustment date (or if such date is not a trading day, the Trading Day immediately preceding such date).

BREATHE ECIG CORP.
(FORMERLY DNA PRECIOUS METALS, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2015

NOTE 16-               SUBSEQUENT EVENTS (CONTINUED)

Under the first tranche of a July 2, 2015 securities purchase agreement where by 240,000 was committed for purchase of common stock and warrants.  Under the second tranche of this agreement the amount to be funded will be $200,000. Second tranche closing date will be a trading Day no later than five (5) Business Days following the effective date of the Registration Statement on which all of the transaction documents have been executed and delivered by the applicable parties thereto, and all conditions precedent to (i) the Purchasers’ obligations to pay the Subscription Amount for the Second Tranche and (ii) the Company’s obligations. The Company may, in its sole discretion, to terminate and cancel the second tranche upon written notice to the purchasers, and any funds paid the company by any purchaser in connection with the second tranche shall be returned immediately to such purchase or without interest.

Cashless warrants under this agreement total 4,000,000 at an exercise price of $0.20 per share and will proportionately adjusted such that the aggregate Exercise Price of this Warrant shall remain unchanged if the Company at any time while this Warrant is active pays a stock dividend or otherwise makes a distribution or distributions on shares of its common stock or any other equity or equity equivalent securities payable in shares of common stock; subdivides outstanding shares of common stock into a larger number of shares, combines (including by way of reverse stock split) outstanding shares of common stock into a smaller number of shares or issues by reclassification of shares of the common stock any shares of capital stock of the Company.

Under the agreement, at any time while warrants are outstanding, if the the Company sells or grants any option to purchase, or sell or any common stock or common stock equivalents, at an effective price per share less than the exercise price then in effect but greater than $0.10 (price adjusted) will be considered a “dilutive issuance” and the holder of the warrant will be entitled to receive shares of common stock at an effective price per share that is less than the exercise price.

Cashless warrants registered in the name of such purchaser to purchase up to a number of shares of common stock equal to 100% of such purchaser shares for the first tranche, with an exercise price equal to $0.20, subject to adjustments whereby the Company may issue without further consideration.  In the event that the first adjusted price is higher than the per-share purchase price but lower than $.08 cents per share, 10% of the aggregate number of shares issued or issuable or 15% if equal to or lower than the per-share price.  The Company must file Form S-1 with the SEC under terms of this agreement.

Under this agreement, the Company reserved 25 million shares of common stock to provide for the issuance of common shares, the adjustment shares and warrant shares.  In the event that the company’s stock falls below $0.04 per share for three consecutive training days the company will immediately add an additional 15 million shares to this reserve. In the event that the stock falls below $.02 per share the three consecutive trading days the company will immediately add an additional 20 million shares of the reserve.

On July 23, 2015, the Company issued 1,500,000 shares of common stock for consulting services rendered and accrued as of June 30, 2015 in the amount of $74,100 ($0.494 per share.)

On August 5, 2015 the Company issued 350,000 share for services rendered under a consulting agreement for a value of $17,500 ($0.05 per share)

BREATHE ECIG CORP.
(FORMERLY DNA PRECIOUS METALS, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2015

NOTE 16-               SUBSEQUENT EVENTS (CONTINUED)

On August 5, 2015, the Company received a notice from Breathe, LLC, a Florida limited liability company (“Breathe LLC”), that the Company was violating Breathe LLC’s trademark rights under U.S. Trademark Registration No. 4,633,887 for the name “Breathe” and a demand for the Company to immediately cease and desist from such use.  The Company believes that it has rights of prior use to the name “Breathe” under the federal trademark laws.  As such, on August [10], 2015, the Company filed (i) a Petition for Cancellation with the United States Patent and Trademark Office regarding U.S. Trademark Registration No. 4,633,887 and (ii) a Complaint against Breathe LLC in the United States District Court of Eastern District of Tennessee, Civil Action No. 3:15-cv-00345 requesting a declaratory judgment regarding the Company’s rights to use the trademark.  Although the Company believes it will prevail on the merits, there can be no guaranty that it will do so.  If the Company is unable to prevail, it may be required to market its products under a different name.

On August 6, 2015 the Company issued 2,500,000 share for services rendered under a consulting agreement for a value of $125,500 ($0.05 per share).

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

Corporate History

Breathe eCig Corp. is a Nevada corporation organized June 2, 2006.  Our original name was Celtic Capital, Inc.   On October 20, 2008, we changed our name to Entertainment Education Arts Inc.   On May 12, 2010, we changed our name to DNA Precious Metals, Inc.  On March 5, 2015 pursuant to an agreement and plan of merger, the Company changed its name to Breathe eCig Corp.  (Breathe eCig Corp. may also be referred to as “Breathe”, “we”, “us” or the “Company”).

From May 2010 through February 3, 2015, we were an exploration stage mining company.  The Company’s focus was the development of the Montauban Mining Project, located in the Montauban and Chavigny townships near Grondines-West in Portneauf County, Quebec, Canada (“Montauban Mine Property” or “Property”). Recognizing the need to secure significant additional capital to put the Property into production, management began to focus its attention on other business opportunities which would not require the significant capital required to expand the Property.  In furtherance thereof, on January 16, 2015 the Company entered into a share exchange agreement with Breathe LLC, a Tennessee limited liability company, whereby the Company acquired all of the issued and outstanding membership interests in Breathe LLC in consideration for the issuance of 150,000,000 shares of the Company’s common stock to the members of Breathe, LLC

In connection with the acquisition of Breath LLC, on March 5, 2015 we entered into an Agreement and Plan of Merger (the “Merger Agreement”) pursuant to which the Company merged with its wholly owned subsidiary, Breathe eCig Corp., the sole purpose of the Merger was to effect a change of the Company's name from DNA Precious Metals, Inc. to Breathe eCig Corp. This name change more accurately reflects the Company’s current operations.

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

Breathe Acquisition and Spin-off of DNA Canada, Inc.

On January 16, 2015 the Company entered into a share exchange agreement with Breathe LLC, a Tennessee limited liability company, whereby the Company acquired all of the issued and outstanding membership interests in Breathe LLC in consideration for the issuance of 150,000,000 shares of the Company’s common stock to the members of Breathe, LLC.

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

Since formation, Breathe has operated as a development stage company, with the intentions of designing marketing and distributing electronic cigarettes (“E-cigarettes”), vaporizers, e-liquids (i.e., liquid nicotine) and related accessories.  As of June 30, 2015 Breathe had nominal revenues and limited assets.

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

Management’s Discussion and Analysis

Results of Operations for Six and Three Months Ended June 30, 2015 and 2014

We are currently developing our business and as a result we have not developed a material or consistent pattern of revenue generation. For the six and three months ended June 30, 2015, we generated revenue and gross loss of $6,000 and $1,057, respectively, compared to no revenue for the same period the prior year. Operating expenses for the six and three months ended June 30, 2015 totaled $6,436,856 and $5,472,803, respectively compared to $534,038 and $196,025 for same period the prior year. Our Net Loss for six and three months ended June 30, 2015 totaled $6,696,333 and $5,675,476 compared to $1,088,936 and $476,892 for the same period the prior year. Our Accumulated Deficit since Inception to June 30, 2015 totaled $14,466,670.  Our single largest expense for the six and three months ended June 30, 2015 was $5,615,043 and $4,736,115 in professional fees. The fees were primarily related to consulting fees in connection with our business development. Additionally, for the six and three months end June 30, 2015 $5,387,106 and $4,615,231, respectively, of such fees were attributable to stock grants to various consultants. Professional fees for the six and three months ended June 30, 2014 were $94,107 and $64,144. General and administrative expenses totaled $253,616 and $202,551 for the three and six months ended June 30, 2015 as compared to $193,583 and $106,203 for the same period the prior year.

Liquidity and Capital Resources

Assets and Liabilities.

To date, our operations have been primarily funded through debt and equity financing. During the six months ended June 30, 2015, we raised $770,250 through the issuance of various convertible notes and $708,770 through the sale of our common stock.

At June 30, 2015 we had cash of $62,415 and prepaid expenses of $892,604.  Total current assets were $1,096,403.  Our deferred financing fees were $6,008 and our investment in Tauriga Sciences, Inc. totaled $100,000.   Total assets were $10,340,568 as of June 30, 2015. Of this $10,340,568 a significant portion of it relates to goodwill of $9,050,606 in connection with the Breathe acquisition.  Without such goodwill our total assets, our total assets would have been $1,289,962.  At December 31, 2014, we had cash totaling $28,299, prepaid expenses and deposits of $51,609, sales tax receivable of $10,846 and assets from discontinued operations of $1,354,472 (which are no longer our assets due to the spin-off of the mining operations).  Total assets were $1,457,592 as of December 31, 2014.   The primary reason for the significant increase in our assets is attributable to the goodwill associated with the Breathe acquisitions.

Current liabilities at June 30, 2015 totaled $1,632,055 as compared to $649,819 at December 31, 2014.  Of our current liabilities as of June 30, 2015, we had a derivative liability of $257,233 related to issued and outstanding warrants and $773,958 related to current notes payable. We had no long-term liabilities at June 30, 2015 or December 31, 2014.

We do not believe that our cash on hand at June 30, 2015 will be sufficient to fund our current working capital requirements.  We will continue to seek additional equity financing. However, there is no assurance that we will be successful in our equity private placements or if we are that the terms will be beneficial to our shareholders.

Going Concern Qualifications

The consolidated financial statements have been prepared on a going concern basis. The going concern basis of presentation assumes that the Company will continue in operation for the foreseeable future and be able to realize its assets and discharge its liabilities and commitments in the normal course of business. The Company has generated very little revenues since inception and has generated losses totaling $6,675,780 and $5,675,476 from continuing operations for the six and three months ended June 30, 2015, respectively. The Company in the three months ended March 31, 2015 completed a business combination with Breathe and spun-off DNA Canada, Inc. in an effort to generate profitable operations moving forward. The Company anticipates that distribution of their products will occur in 2015. The Company’s continuation as a going concern is dependent upon, amongst other things, distribution of the products as well as continued financial support from its shareholders and lenders, attaining a satisfactory revenue level, attainment of profitable operations and the generation of cash from operations and the ability to secure new financing arrangements and new capital to carry out its business plan. These matters are dependent on a number of items outside of the Company’s control and there exists material uncertainties that may cast significant doubt about the Company’s ability to continue as a going concern. The Company can give no assurance that it will achieve profitability or be capable of sustaining profitable operations in its new business of Breathe. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of the carrying amounts of assets or the amount and classification of liabilities that might result if the Company is unable to continue as a going concern. These factors raise substantial doubt regarding the ability of the Company to continue as a going concern. The Company recently raised $770,250 in net debt proceeds and $782,375 of equity proceeds during the six months ended June 30, 2015, to commence production of the Company’s products and pay for distribution.

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

Typenex Dispute

On May 18, 2015, Typenex Co-Investment, LLC (“Typenex”) filed a binding arbitration notice against the Company in the State of Utah regarding a certain Warrant to Purchase Shares of Common Stock (the “Warrant”) issued by the Company to Typenex on April 28, 2014 (the “Arbitration”) in connection with a Convertible Promissory Note of the same date (the “Note”).  On April 29, 2015, Typenex sent a Notice of Exercise to the Company for the issuance of 7,541,511 shares of the Company’s common stock along with an opinion letter indicating the shares should be issued without restrictive legend pursuant to Rule 144 under the Securities Act of 1933, as amended.  The Company immediately filed for an emergency injunction in the State of New Jersey, the location of the Company’s transfer agent.  The injunction was granted and Typenex and the Company subsequently agreed no shares would be issued until the resolution of the Arbitration.  The Arbitration hearing is currently scheduled for November 11 and 12, 2015 in the State of Utah.  The Company has filed a response and counterclaim to the Arbitration notice alleging, among other things, that Typenex did not fulfill its obligations under the original Note and failed to disclose material matters regarding Typenex and its principal to the Company and has requested damages and attorneys’ fees be paid by Typenex to the Company.  Further, the Company is challenging the number of shares that may be subject to the Warrant. Although the Company believes it will prevail on the merits, there can be no guaranty that it will do so.

Trademark Dispute

On August 5, 2015, the Company received a notice from Breathe, LLC, a Florida limited liability company (“Breathe LLC”), that the Company was violating Breathe LLC’s trademark rights under U.S. Trademark Registration No. 4,633,887 for the name “Breathe Intellegent Cigarette and Design” and a demand for the Company to immediately cease and desist from such use.  The Company believes that it has rights of prior use to the name “Breathe” under the federal trademark laws.  As such, on August 10, 2015, the Company filed (i) a Petition for Cancellation with the United States Patent and Trademark Office regarding U.S. Trademark Registration No. 4,633,887 and (ii) a Complaint against Breathe LLC in the United States District Court of Eastern District of Tennessee, Civil Action No. 3:15-cv-00345 requesting a declaratory judgment regarding the Company’s rights to use the trademark.  Although the Company believes it will prevail on the merits, there can be no guaranty that it will do so.  If the Company is unable to prevail, it may be required to market its products under a different name and possibly be subject to monetary penalties.

ITEM 1A.	RISK FACTORS.

All of our current revenue is derived from one distribution relationship. Our failure to maintain this relationship in the future would materially and adversely impact our future operating results.

In the second fiscal quarter of 2015, we generated revenue of $6,000.  This was the first time we have generated revenue during our operating history.  However, all of this revenue is derived from one distribution relationship.  Although we continue to add new distribution relationships and points of sales, there is no guaranty that these efforts will be successful and if our current distributor becomes dissatisfied with our performance or our products, our operating results would be negatively and materially impacted.

Typenex Dispute

On May 18, 2015, Typenex Co-Investment, LLC (“Typenex”) filed a binding arbitration notice against the Company in the State of Utah regarding a certain Warrant to Purchase Shares of Common Stock (the “Warrant”) issued by the Company to Typenex on April 28, 2014 (the “Arbitration”) in connection with a Convertible Promissory Note of the same date (the “Note”).  On April 29, 2015, Typenex sent a Notice of Exercise to the Company for the issuance of 7,541,511 shares of the Company’s common stock along with an opinion letter indicating the shares should be issued without restrictive legend pursuant to Rule 144 under the Securities Act of 1933, as amended.  The Company immediately filed for an emergency injunction in the State of New Jersey, the location of the Company’s transfer agent.  The injunction was granted and Typenex and the Company subsequently agreed no shares would be issued until the resolution of the Arbitration.  The Arbitration hearing is currently scheduled for November 11 and 12, 2015 in the State of Utah.  The Company has filed a response to the Arbitration notice alleging, among other things, that Typenex did not fulfill its obligations under the original Note and failed to disclose material matters regarding Typenex and its principal to the Company and has requested damages and attorneys’ fees be paid by Typenex to the Company.  Although the Company believes it will prevail on the merits, there can be no guaranty that it will do so.

Trademark Dispute

On August 5, 2015, the Company received a notice from Breathe, LLC, a Florida limited liability company (“Breathe LLC”), that the Company was violating Breathe LLC’s trademark rights under U.S. Trademark Registration No. 4,633,887 for the name “Breathe” and a demand for the Company to immediately cease and desist from such use.  The Company believes that it has rights of prior use to the name “Breathe” under the federal trademark laws.  As such, on August 10, 2015, the Company filed (i) a Petition for Cancellation with the United States Patent and Trademark Office regarding U.S. Trademark Registration No. 4,633,887 and (ii) a Complaint against Breathe LLC in the United States District Court of Eastern District of Tennessee, Civil Action No. 3:15-cv-00345 requesting a declaratory judgment regarding the Company’s rights to use the trademark.  Although the Company believes it will prevail on the merits, there can be no guaranty that it will do so.  If the Company is unable to prevail, it may be required to market its products under a different name.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

For the quarterly period ended June 30, 2015, the Company issued the following unregistered shares:

On April 23, 2015 the Company issued 1,666,667 shares for $50,000 at $0.03 per share in March 2015 under a subscription agreement.

On May 10, 2015 the Company issued a supplier 750,000 shares of common stock at a value of $22,500 for the payment of inventory ($0.03 per share) and 300,000 shares of common stock valued at $9,000 ($0.03 per share) to a former noteholder ("Iconic") as part of an Assignment and Assumption Agreement dated May 7, 2015.

On May 18, 2015 the Company canceled shares in the amount of 3,150,000 shares due to services never provided at a value of $157,500 ($0.05 per share.)

 On June 2, 2015 the Company issued 3,625,000 at a share price of $0.081 per share with a value of $293,625 to and investor that was assigned a note with the Company originating February 9, 2015. The Company entered into a convertible note in an amount of $110,000 with an investor. The gross amount of the note is $110,000, with net proceeds received of $100,000. The $10,000 represents Original Issue Discount. The note will also bear interest at 8%, compounded annually. The maturity date of this note is one year from execution. The note may be converted, in whole or in part, into shares of the Company’s common stock. The conversion price will be 60%, equivalent to a 40% discount, of the lowest trading price of the Company’s common stock during the 25 trading days prior to conversion.

During the three months ended June 30, 2015 the Company issued 1,550,000 shares of common stock in association with securing debt financing in the amount of $141,450 (average price of $0.09 per share.)

The Company issued 44,058,817 shares for $4,759,440 in consulting services rendered and to be rendered (average price of $0.107 per share) including an agreement with Maxim Group LLC ("Maxim") to provide general financial advisory and investment banking services in exchange for 2.5% of the then issued and outstanding stock at the date of execution. The number of shares of common stock issued and outstanding at the time of this agreement was 276,352,667. At that date 2.5% of the issued and outstanding common stock equaled 6,908,817 shares.

The Company issues 17,083,998 shares for cash through private placement in the amount of $613,770 (average per sale price of $0.036 per share.)

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

Date: August 14, 2015

BREATHE ECIG CORP.

By:	/s/ Joshua Kimmel
Joshua Kimmel
Chief Executive Officer

By:	/s/ Joshua Kimmel
Joshua Kimmel
Chief Financial Officer