Form 10-Q/A
period 2015-03-31
BREATHE ECIG CORP.
filed 2015-11-10
CIK 1506503

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-Q/A
———————
Amendment No. 1

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date 335,712,150 shares of common stock were issued and outstanding as of May 13, 2015.

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-Q/A to amend and restate in their entirety the following items of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 as originally filed with the Securities and Exchange Commission on May 15, 2015 (the “Original Form 10-Q”): (i) Item 1 of Part I “Financial Information,” (ii) Item 2 of Part I, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” (iii) Item 4 of Part I, “Controls and Procedures,” and (iii) Item 6 of Part II, “Exhibits”, and we have also updated the signature page, the certifications of our Chief Executive Officer and Chief Financial Officer in Exhibits 31.1 and 32.1, and our financial statements formatted in Extensible Business Reporting Language (XBRL) in Exhibits 101. No other sections were affected, but for the convenience of the reader, this report on Form 10-Q/A restates in its entirety, as amended, our Original Form 10-Q. This report on Form 10-Q/A is presented as of the filing date of the Original Form 10-Q and does not reflect events occurring after that date, or modify or update disclosures in any way other than as required to reflect the restatement described below.

We have determined that our previously reported results for the quarter ended March 31, 2015 required adjustments to the correction of an error to properly account for its accounting for the acquisition of Breathe eCigs Corp. (formerly Breathe LLC) on January 16, 2015 as a reverse merger for accounting purposes. The consolidated financial statements for the quarter ended March 31, 2015 included in this Form 10-Q/A have been restated to reflect this correction. Specifically, the three-month period ended March 31, 2015 as well as the March 31, 2015 consolidated balance sheet have been restated to properly reflect the activity of only Breathe eCigs Corp. (formerly Breathe LLC). All references to DNA Precious Metals, Inc. and the activity of DNA Precious Metals, Inc. have been excluded from the restated presentation. The effect of this restatement adjustment on the net loss for the three months ended March 31, 2015 was a decrease in the net loss from $1,020,857 to $1,000,304, a change of $20,553. The change in stockholders’ deficit was $9,050,606, from $8,651,706 to ($398,900), the result of the removal of goodwill in the original business combination.  A summary of the effects of the restatement are contained in the footnotes to the financial statements on pages 28 and 29 of this Form 10-Q/A. We have made necessary conforming changes in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” resulting from the correction.

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

-i-

PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

BREATHE ECIG CORP.
(FORMERLY DNA PRECIOUS METALS, INC.)
CONDENSED CONSOLIDATED BALANCE SHEETS
(in US$)

(UNAUDITED) MARCH 31, 2015		DECEMBER 31, 2014
(RESTATED)		(RESTATED)
ASSETS
CURRENT ASSETS
Cash	$134,793	$13,346
Prepaid expenses	130,520	-
Sales tax recivable	-	-
Total current assets	$265,313	$13,346

Other Asset
Deferred financing fees, net	9,187	-
Investment in TAUG	100,000	-
	109,187	-
TOTAL ASSETS	$374,500	$13,346

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$125,475	$45,606
Derivative liability - warrants	230,430	-
Notes payable - current portion, reduced by original issue discount of $11,505	367,495	-
Liability for stock to be issued	50,000	-
Notes payable - related parties	-	5,000
Total current liabilities	773,400	50,606

TOTAL LIABILITIES	773,400	50,606

STOCKHOLDERS' DEFICIT
Preferred stock, $0.001 par value, 10,000,000 shares authorized
Nil shares issued and outstanding	-	-
Common stock, $0.001 par value, 500,000,000 shares authorized
276,352,667 shares issued and outstanding	276,353	-
Additional paid in capital	362,311	-
Accumulated deficit	(1,037,564)	(37,260	) *
Accumulated other comprehensive income (loss)	-	-
Total stockholders' deficit	(398,900)	(37,260)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$374,500	$13,346

* represents members equity of Breathe LLC prior to reverse merger

The accompanying notes are an integral part of these condensed consolidated financial statements.

BREATHE ECIG CORP.
(FORMERLY DNA PRECIOUS METALS, INC.)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014
(in US$)
(UNAUDITED)

	THREE MONTHS ENDED
	MARCH 31,
	2015	2014
	(RESTATED)	(RESTATED)
REVENUE	$-	$-

COST OF REVENUES	-	-

GROSS PROFIT	-	-

OPERATING EXPENSES
Research and development	530	-
Marketing, advertising and promotion	13,775	-
Salaries and related expenses, including stock-based compensation	16,501	-
Professional fees	878,928	-
Depreciation and amortization	3,254	-
General and administrative	51,065	1,972
Total operating expenses	964,053	1,972

OTHER (INCOME) EXPENSE
Interest expense, net	2,861	-
FV adjustment on derivative liability	33,390	-
Total other (income) expense	36,251	-

Net loss before provision for income taxes	(1,000,304)	(1,972)

Provision for income taxes	-	-

NET LOSS FROM CONTINUING OPERATIONS	(1,000,304)	(1,972)

Net loss	$(1,000,304)	$(1,972)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	234,375,630	-

NET LOSS PER SHARE	$(0.01)	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

BREATHE ECIG CORP.
(FORMERLY DNA PRECIOUS METALS, INC.)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014
(in US$)
(UNAUDITED)

	THREE MONTHS ENDED
	MARCH 31,
	2015	2014
	(RESTATED)	(RESTATED)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss for the period	$(1,000,304)	$(1,972)

Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Depreciation and amortization	3,179	-
Amortization of original issue discount	995	-
Legal fees incurred deducted from proceeds of notes payable	11,500	-
Fair value adjustment in derivative liabilities	33,390	-
Common stock/stock options issued for services rendered	771,875	-
Change in assets and liabilities
(Increase) in prepaid expenses and deposits	(101,171)	-
Increase (decrease) in accounts payable and accrued expenses	(18,017)	902
Total adjustments	701,751	902
Net cash (used in) operating activities	(298,553)	(1,070)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds received from convertible notes	355,000	-
Repayments of notes payable	(5,000)	-
Net member contributions	-	400
Cash received for common stock and liability for stock to be issued	70,000	-
Net cash provided by financing activities	420,000	400

NET INCREASE (DECREASE) IN CASH	121,447	(670)

CASH - BEGINNING OF PERIOD	13,346	670

CASH - END OF PERIOD	$134,793	$-

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$5,000	-
Income taxes	-	-

Reverse Merger of Breathe LLC
Accumulated deficit	$7,733,077
Prepaid expenses	191,584	-
Fixed assets	138,049	-
Mining rights	1,035,818	-
Accounts payable	(111,275)	-
Asset retirement obligation	(107,749)	-
Note payable	(125,451)	-
Accumulated comprehensive income	114,446
Due to Company	221,159	-
Adjustment to APIC	$9,089,658	-

Investment in Tauriga Sciences, Inc ("TAUG")

Common shares issued for investment in Tauriga	$100,000	-

The accompanying notes are an integral part of these condensed consolidated financial statements.

BREATHE ECIG CORP.
(FORMERLY DNA PRECIOUS METALS, INC.)
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2015

NOTE 1-                ORGANIZATION AND BASIS OF PRESENTATION

The unaudited financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The financial statements and notes are presented as permitted on Form 10-Q/A and do not contain certain information included in the Company’s annual statements and notes. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the December 31, 2014 Form 10-K filed with the SEC, including the audited financial statements and the accompanying notes thereto. While management believes the procedures followed in preparing these financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year.

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

On April 14, 2014, the Company entered into an asset purchase agreement for an undivided one hundred percent (100%) interest in fifty-seven (57) mining claims located in the Province of Quebec’s Montauban and Chavigny townships near Grondines West, in the county of Portneuf. The purchase price was CDN$5,000 (US $4,547). The transfer of the mining claims was completed by the Province of Quebec in the name of the Company.

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

As a result of the transaction effected by the Exchange Agreement, the former Breathe shareholders owned approximately 56% of the then issued and outstanding common stock of the Company.  As a result, the Company accounted for this transaction as a reverse merger whereby Breathe was the accounting acquirer and the comparative period figures are those of Breathe.

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

On March 5, 2015, the Company and Breathe entered into an Agreement and Plan of Merger pursuant to which the Company merged with Breathe. Upon the consummation of the Merger on March 11, 2015, the separate existence of Breathe ceased, and the shareholders of the Company became shareholders of the surviving company, named Breathe eCigs Corp. As permitted under Nevada law, the sole purpose of the Merger was to effect a change to the Company’s name from DNA Precious Metals, Inc. to Breathe eCigs Corp. This change to the Amended Articles of Incorporation and name change took effect on March 11, 2015.

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

Going Concern

The consolidated financial statements have been prepared on a going concern basis. The going concern basis of presentation assumes that the Company will continue in operation for the foreseeable future and be able to realize its assets and discharge its liabilities and commitments in the normal course of business. The Company has not generated revenues since inception and has generated losses totaling $1,000,304 and $1,972 for the three months ended March 31, 2015 and 2014, respectively.

The Company in the three months ended March 31, 2015 completed a reverse merger with Breathe and spun-off DNA Canada, Inc. in an effort to generate profitable operations moving forward. The Company anticipates that distribution of their products will occur in 2015. The Company’s continuation as a going concern is dependent upon, amongst other things, distribution of the products as well as continued financial support from its shareholders and lenders, attaining a satisfactory revenue level attainment of profitable operations and the generation of cash from operations and the ability to secure new financing arrangements and new capital to carry out its business plan.   These matters are dependent on a number of items outside of the Company’s control and there exists material uncertainties that may cast significant doubt about the Company’s ability to continue as a going concern.

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

Principles of Consolidation

The consolidated financial statements included the accounts of the Company and Breathe as the acquisition of Breathe was accounted for as a reverse merger and Breathe is the accounting acquirer, from the date that the Merger occurred between the Company and Breathe eCigs Corp. All intercompany transactions and accounts had been eliminated on consolidation. Effective March 11, 2015, the financial statements were no longer consolidated until April 2015 and the establishment of two new wholly-owned subsidiaries (see Subsequent Events).

BREATHE ECIG CORP.
(FORMERLY DNA PRECIOUS METALS, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2015

NOTE 2-                SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Business Combination

On January 16, 2015, Breathe entered the Exchange Agreement with the Company, whereby the Company acquired all of the issued and outstanding shares of common stock of Breathe in consideration for the issuance of 150,000,000 shares of common   stock. This business combination was accounted for as a reverse merger whereby Breathe is the accounting acquirer as the former Breathe shareholders now control greater than 50% of the voting control of the Company.

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

The following is a reconciliation of the computation for basic and diluted EPS:

	Three Months Ended
	March 31,	March 31,
	2015	2014

Net loss	$(1,000,304)	$(1,972)

Weighted-average common shares outstanding (Basic)	234,375,630	N/A

Weighted-average common shares
Equivalent
Stock options	200,000	N/A
Warrants	1,540,625	N/A

Weighted-average common shares outstanding (Diluted)	236,116,255	N/A

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

NOTE 3-                ACQUISITION

Breathe Acquisition and Spin-off of DNA Canada, Inc.

On January 16, 2015, Breathe eCigs Corp., a Tennessee corporation (“Breathe”), entered into a Share Exchange Agreement (the “Exchange Agreement”) with the Company, whereby the Company acquired all of the issued and outstanding shares of common stock of Breathe in consideration for the issuance of 150,000,000 shares of common stock.

As a result of the transaction effected by the Exchange Agreement, at closing Breathe became a wholly owned subsidiary of the Company, with the former Breathe shareholders owning approximately 56% of the then issued and outstanding common stock of the Company. The Company accounted for this acquisition as a reverse merger, whereby Breathe became the accounting acquirer. As a result, the comparative figures are those of Breathe.

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

BREATHE ECIG CORP.
(FORMERLY DNA PRECIOUS METALS, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2015

NOTE 4-                CONVERTIBLE NOTES AND DERIVATIVE LIABILITIES

The following summary of convertible notes payable and the related derivative liabilities associated with the convertible notes payable prior to the date of the reverse merger relate to the predecessor entity DNA Precious Metals, Inc. As a result of the reverse merger, Breathe assumed responsibility of these DNA Precious Metals, Inc. notes, which were paid off prior to the reverse merger, and any related derivative liability that exists under these notes related to the warrant agreements. Therefore, a full discussion has been provided for clarification.

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
MARCH 31, 2015

NOTE 4-               CONVERTIBLE NOTES AND DERIVATIVE LIABILITIES (continued)

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

The Company may repay this note at any time on or before 90 days from the effective date (the date the Company receives the cash) of the note at no additional interest charge. If the note remains outstanding beyond the 90 days, there will be a one-time 12% interest charge applied in addition to the Original Issue Discount recognized at the onset of the note. The investor has the right to convert at any time after the effective date of this note.  The Company repaid this note along with all accrued interest on April 22, 2015 (see Note 10).

BREATHE ECIG CORP.
(FORMERLY DNA PRECIOUS METALS, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2015

NOTE 4-               CONVERTIBLE NOTES AND DERIVATIVE LIABILITIES (continued)

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
MARCH 31, 2015

NOTE 4-               CONVERTIBLE NOTES AND DERIVATIVE LIABILITIES (continued)

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

All convertible notes payable is due within one year and are reflected as current liabilities in the condensed consolidated balance sheet at March 31, 2016.

BREATHE ECIG CORP.
(FORMERLY DNA PRECIOUS METALS, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2015

NOTE 4-               CONVERTIBLE NOTES AND DERIVATIVE LIABILITIES (continued)

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

BREATHE ECIG CORP.
(FORMERLY DNA PRECIOUS METALS, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2015

NOTE 4-               CONVERTIBLE NOTES AND DERIVATIVE LIABILITIES (continued)

Derivative Liability - Warrants (continued)

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

NOTE 5-                STOCKHOLDERS’ DEFICIT

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

In 2014, the Company issued:

●  During November and December 2014, 14,310,000 private placement shares were issued to investors for an amount totaling $715,500 ($0.95 per share).

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

In 2015, the Company issued:

●  On January 20, 2015 150,000,000 shares were issued in the acquisition of Breathe which was accounted for as a reverse merger.

●  During January 2015, the Company issued 400,000 shares for $20,000, which represented the last of the issuance of shares related to the equity raise that occurred in November and December 2014. The Company also issued 9,150,000 shares for $457,500 in consulting services in January 2015 ($0.05 per share).

●  The Company issued 2,500,000 shares for $125,000 in consulting services rendered in February 2015 ($0.05 per share).

●  The Company issued 5,050,000 shares for $189,375 in consulting services in March 2015 ($0.0375 per share).

●  On March 31, 2015 the Company issued 2,666,667 shares for $100,000 in an investment in Tauriga Sciences, Inc. (“TAUG”). The Company has entered into a license agreement with TUAG to jointly develop a new line of business involving CBD oil cartridges  in March 2015. The Company received from TAUG 10,869,565 shares of TAUG common stock (with a value of $100,000) in exchange for their shares.

BREATHE ECIG CORP.
(FORMERLY DNA PRECIOUS METALS, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2015

NOTE 5-                STOCKHOLDERS’ DEFICIT  (continued)

Common Stock (continued)

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

BREATHE ECIG CORP.
(FORMERLY DNA PRECIOUS METALS, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2015

NOTE 5-                STOCKHOLDERS’ DEFICIT  (continued)

Stock Options (continued)

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

BREATHE ECIG CORP.
(FORMERLY DNA PRECIOUS METALS, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2015

NOTE 5-                STOCKHOLDERS’ DEFICIT  (continued)

Warrants

The following table summarizes the Company’s share warrants outstanding as of March 31, 2015 and December 31, 2014:

	March 31, 2015			December 31, 2014
		Weighted	Weigthed		Weighted	Weigthed
		average	average		average	average
	Number of	remaining	exercise	Number of	remaining	exercise
	warrants	life (years)	price	warrants	life (years)	price

Warrants outstanding, beginning of year	1,540,625	1.5	$0.66	600,000	2	$0.71
Granted	-	-		940,625	1.6	0.63
Exercised	-	-		-	-
Expired	-	-	-	-	-	-

Warrants outstanding, end of period	1,540,625	1.25	$0.66	1,540,625	1.5	$0.66

The following table summarizes the ranges of exercise prices of outstanding warrants as of March 31, 2015:

March 31, 2015
Warrants Outstanding
	Weigthed average	Weigthed average
Number of options	remaining life (years)	exercise price

250,000	0.5	$0.30
100,000	1	0.50
1,190,625	1.3	0.75

1,540,625	1.25	$0.66

BREATHE ECIG CORP.
(FORMERLY DNA PRECIOUS METALS, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2015

NOTE 6-                DEFERRED FINANCING FEES

Deferred financing fees result from the issuance of share warrants as finders’ fees in connection with flow-through financing completed on December 23, 2013 and described in Note 3. The fair value of the warrants amounted to $25,431 and was determined using the Black-Scholes option–pricing model. The deferred financing fees are being amortized over the life of the warrants which is 2 years. Amortization of deferred financing fees for the three months ended March 31, 2015 and 2014 was $3,179 and $0, respectively. Breathe assumed this asset as part of the reverse merger.

NOTE 7-                PROVISION FOR INCOME TAXES

As of March 31, 2015 there is no provision for income taxes, current or deferred.

Net operating losses	$352,772
Valuation allowance	(352,772)
$-

A reconciliation of the Company’s effective tax rate as a percentage of income before taxes and the statutory rate for year ended March 31, 2015 is summarized below:

Federal rate	34%
State rate	-

Combined Tax Rate	34%
Valuation allowance	(34%)
0%

NOTE 8-               COMMITMENTS

On March 15, 2015 the Company entered into a 38-month lease agreement for office space 322 Nancy Lane, Suite 7, Knoxville, Tennessee. This office will be the operational headquarters for the Company.

Year ending December 31,
2015	$8,309
2016	13,066
2017	13,400
2018	6,761
Total	41,536

Rent expense under the lease agreements for the three months ended March 31, 2015 and 2014 was $0.

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

The following table represents the fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2015:

	Level 1	Level 2	Level 3		Total
Cash and cash equivalents	$134,793	-	$	- -	134,793
Derivative liabilities	-	-		230,430	230,430

The derivative liabilities associated with the convertible notes that were repaid were measured at fair value using the binomial lattice options pricing model, and were classified within Level 3 of the valuation hierarchy. The Company recognized a loss of $33,390 on the fair value of the derivative liabilities for the three months ended March 31, 2015.

NOTE 10-              SUBSEQUENT EVENTS

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

NOTE 10-              SUBSEQUENT EVENTS (continued)

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

On May 7, 2015, Iconic ("Assignor") entered into a note payable agreement with the Company on February 9, 2015 in the amount of $110,000. This note was assigned to M Capital Partners LLC in consideration for a payment of $145,000 by M Capital Partners LLC to Iconic. The Company still owes the entire $110,000 note, however, the note holder is M Capital Partners LLC. As a result of this assignment, the Company as noted above issued 300,000 shares of common stock to Iconic.

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

BREATHE ECIG CORP.
(FORMERLY DNA PRECIOUS METALS, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2015

NOTE 11-              RESTATEMENT OF PRIOR FINANCIAL STATEMENTS

The Company has restated its financial statements for the period ended March 31, 2015 for the correction of an error to properly account for its accounting for the acquisition of Breathe eCigs Corp. (formerly Breathe LLC) as a reverse merger. As a result of the reverse merger, the accounting acquirer was Breathe eCigs Corp. (formerly Breathe LLC), and therefore, the historical financial statements (2014) are those of Breathe eCigs Corp (formerly Breathe LLC). In addition, the three-month period ended March 31, 2015 as well as the March 31, 2015 consolidated balance sheet have been restated to properly reflect the activity of only Breathe eCigs Corp. (formerly Breathe LLC). All references to DNA Precious Metals, Inc. and the activity of DNA Precious Metals, Inc. have been excluded from the restated presentation. The effect of this restatement adjustment on the net loss for the three months ended March 31, 2015 was a decrease in the net loss from $1,020,857 to $1,000,304, a change of $20,553. The change in stockholders’ deficit was $9,050,606, from $8,651,706 to ($398,900), the result of the removal of goodwill in the original business combination.

The following charts reflect the changes of the individual line items changed in the consolidated financial statements.

March 31, 2015

Net loss prior to restatement	$(1,020,857)

(1)	20,553

Net loss after restatement	$(1,000,304)

(2)	$8,651,706

Accumulated deficit – prior to restatement	(9,050,606)

Accumulated deficit – after restatement	$(398,900)

(1) Reflects removal of the former discontinued operations related to the DNA Precious Metals, Inc. business
(2) Reflects correction of an error related to the is this combination accounting

BREATHE ECIG CORP.
(FORMERLY DNA PRECIOUS METALS, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2015

NOTE 11-               RESTATEMENT OF PRIOR FINANCIAL STATEMENTS (continued)

March 31, 2015	Previously reported	Restated	Change

Statement of Operations
Loss from discontinued operations	$(20,553)	$-	$(20,553)
Net loss	(1,020,857)	(1,000,304)	20,553

Balance Sheet
Goodwill	9,050,606	-	(9,050,606)
Additional paid in capital	(17,166,547)	(362,311)	16,804,236
Accumulated deficit	8,791,194	1,037,564	(7,753,630)

Statement of Cash Flow
Net loss	(1,020,857)	(1,000,304)	20,553
Depreciation and amortization	3,254	3,179	(75)
Change and prepaid expenses	(104,632)	(101,171)	3,461
Change in accounts payable	(31,363)	(18,017)	13,346
Repayment of notes payable	(2,073)	(5,000)	(2,927)
Effect on foreign currency	(6,109)	-	6,109
Cash –Beginning of year	53,813	13,346	(40,467)

ITEM 2.                    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The discussion of the financial condition and results of operations of the Company set forth below should be read in conjunction with the consolidated financial statements and related notes thereto included elsewhere in this Form 10-Q/A. This Form 10-Q/A contains forward-looking statements that involve risks and    uncertainties. The statements contained in this Form 10-Q/A that are not purely historical are forward-looking statements within the meaning of Section 27a of the Securities Act and Section 21e of the Exchange Act. When used in this Form 10-Q/A, or in the documents incorporated by reference into this Form 10-Q/A, the words “anticipate,” “believe,” “estimate,” “intend” and “expect” and similar expressions are intended to identify such forward-looking statements.  Such forward- looking statements include, without limitation, the statements regarding the Company’s strategy, future sales, future expenses, future liquidity and capital resources. All forward-looking statements in this Form 10-Q/A are based upon information available to the Company on the date of this Form 10-Q/A, and the Company assumes no obligation to update any such forward-looking statements. The Company’s actual results could differ materially from those discussed in this Form 10-Q/A. Factors that could cause or contribute to such differences (“Cautionary Statements”) include, but are not limited to, those discussed in Item 1. Business — “Risk Factors” and elsewhere in the Company’s Annual Report on Form 10-K, which are incorporated by reference herein and in this report. All subsequent written and oral forward-looking statements attributable to the Company, or persons acting on the Company’s behalf, are expressly qualified in their entirety by the Cautionary Statements.

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

With the acquisition of Breathe LLC, it was contemplated that the Company would spin-off the operations of its mining operations which were being conducted through the Company’s wholly owned subsidiary, DNA Canada, Inc. (“DNAC”). Effective February 3, 2015, we declared a stock dividend whereby each of the Company’s shareholders on the record date (February 3. 2015) would receive one share of DNAC for every two shares of the Company’s common stock owned on the record date.

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

Breathe Acquisition and Spin-off of DNA Canada, Inc.

On January 16, 2015 the Company entered into a share exchange agreement with Breathe LLC (the “Exchange Agreement”), a Tennessee limited liability company, whereby the Company acquired all of the issued and outstanding membership interests in Breathe LLC in consideration for the issuance of 150,000,000 shares of the Company’s common stock to the members of Breathe, LLC.

As a result of the transaction effected by the Exchange Agreement, the former Breathe members owned approximately 56% of the then issued and outstanding common stock of the Company. As a result, the Company accounted for this transaction as a reverse merger whereby Breathe was the accounting acquirer and the comparative figures are those of Breathe.

The operations of Breathe:

ABOUT BREATHE SMART CIGARETTE

Breathe, LLC was formed in October 2013.

Since formation, Breathe has operated as a development stage company, with the intentions of designing marketing and distributing electronic cigarettes (“E-cigarettes”), vaporizers, e-liquids (i.e., liquid nicotine) and related accessories.  As of March 31, 2015, Breathe had no revenues and limited assets.

E- cigarettes and vaporizers are replacements for traditional cigarettes allowing smokers to reproduce the smoking experience. Although they do contain nicotine, E- cigarettes and vaporizers do not burn tobacco and are not smoking cessation devices.
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

The price of the brand portfolio of products are broken down as follows, with prices varying based on product type and distribution channel (e-commerce vs. retail):

	Product	Mini e-Cig Pack	Original with CP	Smart E-Cig PCC	5 Pack mini Ref.	5 pack Standard Ref.
E-Commerce Price	19.95	19.95	19.95	38.00	19.95	19.95
Retail Price	10.00	10.00	10.50	25.00	10.50	10.50

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

While the FDA has not yet mandated electronic cigarettes be regulated as tobacco products, the FDA issued proposed regulations on April 25, 2014 seeking to regulate electronic cigarettes as tobacco products. Under these proposed rules, products meeting the statutory definition of “tobacco products,” except accessories of a proposed deemed tobacco product, would be subject to the Federal Food, Drug, and Cosmetic Act (the FD&C Act), as amended by the Family Smoking Prevention and Tobacco Control Act (Tobacco Control Act). The Tobacco Control Act provides FDA authority to regulate cigarettes, cigarette tobacco, roll-your-own tobacco, smokeless tobacco, and any other tobacco products that the Agency by regulation deems to be subject to the law. Option 1 of the proposed rule would extend the Agency’s “tobacco product” authorities in the FD&C Act to all other categories of products, except accessories of a proposed deemed tobacco product, that meet the statutory definition of “tobacco product” in the FD&C Act. Option 2 of the proposed rule would extend the Agency's “tobacco product” authorities to    all other categories of products, except premium cigars and the accessories of a proposed deemed tobacco product, that meet the statutory definition of “tobacco product” in the FD&C Act. FDA also is proposing to prohibit the sale of “covered tobacco products” to individuals under the age of 18 and to require the display of health warnings on cigarette tobacco, roll-your own tobacco, and covered tobacco product packages and in advertisements. Further, the FDA proposed to extend its authority to cover additional products that meet the definition of a tobacco product under the proposed rule: Tobacco Products Deemed to Be Subject to the Food, Drug & Cosmetic Act (Deeming). Currently FDA regulates cigarettes, cigarette tobacco, roll-your-own tobacco and smokeless tobacco. Proposed newly “deemed” products would include: electronic cigarettes, cigars, pipe tobacco, certain dissolvables that are not “smokeless tobacco,” gels and water pipe tobacco.

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

From May 2010 through February 3, 2015,  the Company was an exploratory stage-mining corporation. The Company did not commence mining operations nor did we generate revenues.  With the acquisition of Breathe in January 2015, our sole business objective is the eCigarette industry.  The mining operations were divested pursuant to a stock dividend received by the shareholders of the Company on February 3, 2015.

As a result of the Exchange Agreement, the Company accounted for this transaction as a reverse merger whereby Breathe was the accounting acquirer and the comparative period figures are those of Breathe.

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

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7 (a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies.

We have elected to take advantage of the benefits of this extended transition period. Our financial statements may therefore not be comparable to those of companies that comply with such new or revised accounting    standards.

Management’s Discussion and Analysis

We have determined that our previously reported results for the quarter ended March 31, 2015 required adjustments to the correction of an error to properly account for its accounting for the acquisition of Breathe eCigs Corp. (formerly Breathe LLC) on January 16, 2015 as a reverse merger for accounting purposes. The consolidated financial statements for the quarter ended March 31, 2015 included in this Form 10-Q/A have been restated to reflect this correction. As such, the discussion set forth in the following Management’s Discussion and Analysis of Financial Condition and Results of Operations has been updated to reflect the proper accounting treatment.

Results of Operations for Fiscal Quarter Ended March 31, 2015 and 2014

Since our inception, we have not generated any revenues.

Operating expenses for the fiscal quarter ended March 31, 2015 and 2014 totaled $964,053 and $1,972, respectively. Our Net Loss for fiscal quarter ended March 31, 2015 and 2014 totaled $1,000,304 and $1,972, respectively. Our Accumulated Deficit since Inception totaled $1,037,564.

Our single largest expense for the fiscal quarter ended March 31, 2015 was $878,928 in professional fees.  The fees were primarily related to legal and accounting fees in connection with our acquisition of Breathe and our spin-off of our mining operations.  Additionally, $771,875 of such fees were attributable to stock grants to various consultants. Professional fees for the fiscal quarter ended March 31, 2014 were $0. General and administrative expenses totaled $51,065 fiscal quarter ended March 31, 2015 as compared to $1,972 fiscal quarter ended March 31, 2014.

Liquidity and Capital Resources

Assets and Liabilities.

To date, our operations have been primarily funded through debt and equity financing.  During the fiscal quarter ended March 31, 2015, we raised $355,000 through the issuance of various convertible notes and $70,000 through the sale of our common stock. We will continue to rely on debt and equity financing for our ongoing operations.

At March 31, 2015 we had cash of $134,793 and prepaid expenses of $130,520. Total current assets were $265,313. Our deferred financing fees were $9,187 and our investment in Tauriga Sciences, Inc. totaled $100,000. Total assets were $374,500as of March 31, 2015.  At December   31, 2014, we had cash totaling $13,346 which was represented the Company’s only assets.

Current liabilities at March 31, 2015 totaled $773,400 as compared to $50,606 at December 31, 2014. Of our current liabilities as of March 31, 2015, we had a derivative liability of $230,403 related to issued and outstanding warrant s and $367,495 related to current notes payable. We had no long term liabilities at March 31, 2015 or December 31, 2014.

We do not believe that our cash on hand at March 31, 2015 will be sufficient to fund our current working capital requirements.  We will continue to seek additional equity financing. However, there is no assurance that we will be successful in our equity private placements or if we are that the terms will be beneficial to our shareholders.

Going Concern Qualifications

The accompanying unaudited consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has had no revenue since inception. As discussed in Note 1 to the financial statements, since inception of the Development Stage, the Company had losses totaling $1,000,304 and $1,972 from operations for the three months ended March 31, 2015 and 2014, respectively, and there are existing uncertain conditions which the Company faces relative to its obtaining financing and capital in the equity markets. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company is highly dependent on its ability to continue to obtain investment capital from future funding opportunities to fund the current and planned operating levels. The unaudited consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to bring in income generating activities and its ability to continue receiving investment capital from future funding opportunities. No assurance can be given that the Company will be successful in these efforts.

ITEM 3.                    QUANTITATIVE AND QUALITATIVE DISCLOSURESABOUT MARKET RISK.

Not applicable

ITEM 4.                    CONTROLS AND PROCEDURES.

As of the end of the period covered by this quarterly report on Form 10-Q/A, the Company’s Chief Executive Officer and Chief Financial Officer conducted an evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934). Based upon this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are not effective , specifically as a result of the required restatement of this Form 10-Q/A.

Changes in Internal Control over Financial Reporting

We regularly review our system of internal control over financial reporting to ensure we maintain an effective internal control environment. There were no changes in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q/A that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.                    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

For the quarterly period ended March 31, 2015, the Company issued the following unregistered shares:

On January 20, 2015, the Company issued 150,000,000 shares in connection with the acquisition of Breathe   which was accounted for as a reverse merger.

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

On March 31, 2015 the Company issued 2,666,667 shares for $100,000 in an investment in Tauriga Sciences, Inc. at a value of $0.0375.

All foregoing issuances were exempt from registration requirements under Section 4(2) and/or Rule 506 of Regulation D of the Securities Act of 1933, as amended.

ITEM 3.                    DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.                    MINE SAFETY DISCLOSURE.

Not applicable.

ITEM 5.                    OTHER INFORMATION.

None.

ITEM 6.                    EXHIBITS.

(a)         Exhibits.

Exhibit Number	Description

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

101.INS	XBRL Instance Document. **
101.SCH	XBRL Taxonomy Extension Schema Document. **
101.CAL	XBRL Taxonomy Calculation Linkbase Document. **
101.LAB	XBRL Taxonomy Label Linkbase Document. **
101.PRE	XBRL Taxonomy Presentation Linkbase Document. **
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. **
______________________________

*     filed or furnished herewith
**    submitted electronically herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 10, 2015

BREATHE ECIG CORP. By: /s/ Joshua Kimmel Joshua Kimmel Chief Executive Officer By: /s/ Joshua Kimmel Joshua Kimmel Chief Financial Officer