Form 10-Q/A
period 2015-06-30
BREATHE ECIG CORP.
filed 2015-11-10
CIK 1506503

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

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-Q/A to amend and restate in their entirety the following items of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 as originally filed with the Securities and Exchange Commission on August 14, 2015 (the “Original Form 10-Q”): (i) Item 1 of Part I “Financial Information,” (ii) Item 2 of Part I, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” (iii) Item 4 of Part I, “Controls and Procedures,” and (iii) Item 6 of Part II, “Exhibits”, and we have also updated the signature page, the certifications of our Chief Executive Officer and Chief Financial Officer in Exhibits 31.1 and 32.1, and our financial statements formatted in Extensible Business Reporting Language (XBRL) in Exhibits 101. No other sections were affected, but for the convenience of the reader, this report on Form 10-Q/A restates in its entirety, as amended, our Original Form 10-Q. This report on Form 10-Q/A is presented as of the filing date of the Original Form 10-Q and does not reflect events occurring after that date, or modify or update disclosures in any way other than as required to reflect the restatement described below.

We have determined that our previously reported results for the quarter ended June 30, 2015 required adjustments to the correction of an error to properly account for its accounting for the acquisition of Breathe eCigs Corp. (formerly Breathe LLC) on January 16, 2015 as a reverse merger for accounting purposes. The consolidated financial statements for the quarter ended June 30, 2015 included in this Form 10-Q/A have been restated to reflect this correction. Specifically, the three-month period ended June 30, 2015 as well as the June 30, 2015 consolidated balance sheet have been restated to properly reflect the activity of only Breathe eCigs Corp. (formerly Breathe LLC). All references to DNA Precious Metals, Inc. and the activity of DNA Precious Metals, Inc. have been excluded from the restated presentation. The effect of this restatement adjustment on the net loss for the six and three months ended June 30,, 2015 was a decrease in the net loss from $6,696,333 to $6,675,780 for the six months ended June 30,, 2015 and a decrease in the net loss from $5,696,029 to $5,675,476, a change in both periods of $20,553. The change in stockholders’ deficit was $9,050,606, from $8,708,513 to ($342,093), the result of the removal of goodwill in the original business combination.  A summary of the effects of the restatement are contained in the footnotes to the financial statements on page 35 of this Form 10-Q/A. We have made necessary conforming changes in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” resulting from the correction.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS	1

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	36

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURESABOUT MARKET RISK.	46

ITEM 4.	CONTROLS AND PROCEDURES.	46

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	48

ITEM 1A.	RISK FACTORS.	48

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.	48

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.	48

ITEM 4.	MINE SAFETY DISCLOSURE.	48

ITEM 5.	OTHER INFORMATION.	48

ITEM 6.	EXHIBITS.	49

SIGNATURES		50

Exhibit 31.1	CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
Exhibit 32.1	CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
EX-101.INS	XBRL INSTANCE DOCUMENT
EX-101.SCH	XBRL TAXONOMY EXTENSION SCHEMA
EX-101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
EX-101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
EX-101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE
EX-101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

-i-

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

BREATHE ECIG CORP.
(FORMERLY DNA PRECIOUS METALS, INC.)
CONDENSED CONSOLIDATED BALANCE SHEETS
(in US$)

	(UNAUDITED)
	JUNE 30,	DECEMBER 31,
	2015	2014
	(RESTATED)	(RESTATED)
ASSETS
CURRENT ASSETS
Cash	$62,415	$13,346
Prepaid expenses	892,604	-
Inventory	141,384	-
Total current assets	1,096,403	-

Other Asset
Deferred financing fees, net	6,008	-
Commercialization fees, net	87,551	-
Investment	100,000	-
	193,559	-

TOTAL ASSETS	$1,289,962	$13,346

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$402,259	$45,606
Deferred revenue and fees	100,000	-
Derivative liability - warrants	257,233	-
Notes payable - current portion, reduced by original issue discount of $33,042	773,958	-
Liability for stock to be issued	98,605	-
Notes payable - related parties	-	5,000
Total current liabilities	1,632,055	50,606

TOTAL LIABILITIES	1,632,055	50,606

STOCKHOLDERS' DEFICIT
Preferred stock, $0.001 par value, 10,000,000 shares authorized
Nil shares issued and outstanding	-	-
Common stock, $0.001 par value, 500,000,000 shares authorized
342,237,149 shares issued and outstanding	342,237	-
Additional paid in capital	6,028,710	-
Accumulated deficit	(6,713,040)	(37,260)
Accumulated other comprehensive income (loss)	-	-
Total stockholders' deficit	(342,093)	(37,260)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,289,962	$13,346
	-	-
* represents members equity of Breathe LLC prior to reverse merger

The accompanying notes are an integral part of these condensed consolidated financial statements.

BREATHE ECIG CORP.
(FORMERLY DNA PRECIOUS METALS, INC.)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE SIX MONTHS ENDED JUNE 30, 2015 AND 2014
(in US$)
(UNAUDITED)

	SIX MONTHS ENDED		THREE MONTHS ENDED
	JUNE 30,		JUNE 30,
	2015	2014	2015	2014
	(RESTATED)	(RESTATED)	(RESTATED)	(RESTATED)
REVENUE	$6,000	-	$6,000	-

COST OF GOODS SOLD	7,057	-	7,057	-

GROSS LOSS	(1,057)	-	(1,057)	-

OPERATING EXPENSES
Research and development	2,178	-	1,648	-
Marketing, advertising and promotion	438,233	-	424,458	-
Salaries and related expenses, including stock-based compensation	114,150	-	97,649	-
Professional fees	5,615,043	-	4,736,115	-
Rent	1,187	-	1,187	-
Depreciation and amortization	12,449	-	9,195	-
General and administrative	253,616	4,760	202,551	2,788
Total operating expenses	6,436,856	4,760	5,472,803	2,788

OTHER (INCOME) EXPENSE
Interest expense, net	177,674	-	174,813	-
FV adjustment on derivative liability	60,193	-	26,803	-
Total other (income) expense	237,867	-	201,616	-

Net loss before provision for income taxes	(6,675,780)	(4,760)	(5,675,476)	(2,788)

Provision for income taxes	-	-	-	-

NET LOSS	$(6,675,780)	$(4,760)	$(5,675,476)	$(2,788)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	275,215,740		315,607,057

NET LOSS PER SHARE	$(0.01)		$(0.01)

The accompanying notes are an integral part of these condensed consolidated financial statements.

FOR THE SIX MONTHS ENDED JUNE 30, 2015 AND 2014
(in US$)
(UNAUDITED)

	SIX MONTHS ENDED
	JUNE 30,
	2015	2014
	(RESTATED)	(RESTATED)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss for the period	$(6,675,780)	$(4,760)

Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Depreciation and amortization	12,449	-
Amortization of deferred financing fees	6,358	-
Non-cash interest charges	-	-
Amortization of original issue discount	6,958	-
Legal fees incurred deducted from proceeds of notes payable	24,250	-
Shares and options issued for compensation	-	-
Fair value adjustment in derivative liabilities	60,193	-
Common stock/stock options issued or to be issued for services rendered	5,891,495	-

Change in assets and liabilities
(Increase) decrease in prepaid expenses and deposits	(865,528)	-
(Increase) decrease in sales tax receivable	-	-
(Increase) in in inventory	(120,072)	-
Increase (decrease) in accounts payable and accrued expenses	262,226	3,690
Total adjustments	5,278,329	3,690
Net cash (used in) operating activities	(1,397,451)	(1,070)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds received from convertible notes	770,250	-
Repayments of notes payable	(32,500)	-
Net member contributions		400
Proceeds received for common stock and liability for stock to be issued	708,770	-
Net cash provided by financing activities	1,446,520	400

Effect of foreign currency	-	-

NET INCREASE (DECREASE) IN CASH	49,069	(670)

CASH - BEGINNING OF PERIOD	13,346	670

CASH - END OF PERIOD	$62,415	$-

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$5,278	-
Income taxes	-	-

Reverse Merger of Breathe LLC
Accumulated deficit	$7,733,077
Prepaid expenses	191,584	-
Fixed assets	138,049	-
Mining rights	1,035,818	-
Accounts payable	(111,275)	-
Asset retirement obligation	(107,749)	-
Note payable	(125,451)	-
Accumulated comprehensive income	114,446
Due to Company	221,159	-
Adjustment to APIC	$9,089,658	-

Shares received in TAUG for commercialization of product	$100,000	-
Common shares issued for investment in Tauriga	$100,000	-
Original issue discount netted from convertible notes	$40,000	-
Inventory purchased through issuance of common stock	$22,500	-

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

On March 5, 2015, the Company and Breathe entered into an Agreement and Plan of Merger pursuant to which the Company merged with, Breathe. Upon the consummation of the Merger on March 11, 2015, the separate existence of Breathe ceased, and the shareholders of the Company became shareholders of the surviving company, named Breathe eCig Corp. As permitted under Nevada law, the sole purpose of the Merger was to effect a change to the Company’s name from DNA Precious Metals, Inc. to Breathe eCig Corp. This change to the Amended Articles of Incorporation and name change took effect on March 11, 2015.

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

Going Concern

The consolidated financial statements have been prepared on a going concern basis. The going concern basis of presentation assumes that the Company will continue in operation for the foreseeable future and be able to realize its assets and discharge its liabilities and commitments in the normal course of business. The Company has generated very little revenues since inception and has generated losses totaling $6,675,780 and $1,000,304 for the six and three months ended June 30, 2015, respectively.

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

The following is a reconciliation of the computation for basic and diluted EPS:

	Six Months Ended
	June 30,	June 30,
	2015	2014

Net loss	$(6,675,780)	$(4,760)

Weighted-average common shares outstanding (Basic)	275,215,740

Weighted-average common shares
Equivalent
Stock options	200,000	N/A
Warrants	1,540,625	N/A

Weighted-average common shares outstanding (Diluted)	276,956,365	N/A

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
JUNE 30, 2015

NOTE 4-                 CONVERTIBLE NOTES AND DERIVATIVE LIABILITIES (CONTINUED)

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
JUNE 30, 2015

NOTE 4-                CONVERTIBLE NOTES AND DERIVATIVE LIABILITIES (CONTINUED)

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
JUNE 30, 2015

NOTE 4-                CONVERTIBLE NOTES AND DERIVATIVE LIABILITIES (CONTINUED)

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
JUNE 30, 2015

NOTE 5-                STOCKHOLDERS’ DEFICIT (CONTINUED)

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
JUNE 30, 2015

NOTE 5-                STOCKHOLDERS’ DEFICIT (CONTINUED)

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
JUNE 30, 2015

NOTE 5-                STOCKHOLDERS’ DEFICIT (CONTINUED)

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
JUNE 30, 2015

NOTE 6-                LICENSE AGREEMENT AND INVESTMENT

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

BREATHE ECIG CORP.
(FORMERLY DNA PRECIOUS METALS, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2015

NOTE 7-                DEFERRED FINANCING FEES

Deferred financing fees result from the issuance of share warrants as finders’ fees in connection with flow-through financing completed on December 23, 2013 and described in Note 3. The fair value of the warrants amounted to $25,431 and was determined using the Black-Scholes option–pricing model. The deferred financing fees are being amortized over the life of the warrants which is 2 years. Amortization of deferred financing fees for the six and three months ended June 30, 2015 and 2014 was $6,358 and $3,179, respectively. Breathe assumed this asset as part of the reverse merger.

NOTE 8-                PROVISION FOR INCOME TAXES

As of June 30, 2015 there is no provision for income taxes, current or deferred.

Net operating losses carryforward	$2,282,434
Valuation allowance	(2,282,434)
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

NOTE 9-               COMMITMENTS (CONTINUED)

Rent expense under the lease agreements for the six and three months ended June 30, 2015 was $1,187 and $0.

On March 15, 2015 the Company entered into a 38 month lease agreement for office space 322 Nancy Lane, Suite 7, Knoxville, Tennessee.   This office will be the operational headquarters for the Company.

NOTE 10-              CURRENT LITIGATION

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

NOTE 11-              CUSTOMER RISK

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

NOTE 13-               SUBSEQUENT EVENTS

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

BREATHE ECIG CORP.
(FORMERLY DNA PRECIOUS METALS, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2015

NOTE 13-               SUBSEQUENT EVENTS (CONTINUED)

Under the first tranche of a July 2, 2015 securities purchase agreement where by 240,000 was committed for purchase of common stock and warrants.  Under the second tranche of this agreement the amount to be funded will be $200,000. Second tranche closing date will be a trading date no later than five (5) Business Days following the effective date of the Registration Statement on which all of the transaction documents have been executed and delivered by the applicable parties thereto, and all conditions precedent to (i) the Purchasers’ obligations to pay the Subscription Amount for the Second Tranche and (ii) the Company’s obligations. The Company may, in its sole discretion, to terminate and cancel the second tranche upon written notice to the purchasers, and any funds paid the company by any purchaser in connection with the second tranche shall be returned immediately to such purchase or without interest.

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

On August 5, 2015 the Company issued 350,000 share for services rendered under a consulting agreement for a value of $17,500 ($0.05 per share)

BREATHE ECIG CORP.
(FORMERLY DNA PRECIOUS METALS, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2015

NOTE 13-               SUBSEQUENT EVENTS (CONTINUED)

On August 5, 2015, the Company received a notice from Breathe, LLC, a Florida limited liability company (“Breathe LLC”), that the Company was violating Breathe LLC’s trademark rights under U.S. Trademark Registration No. 4,633,887 for the name “Breathe” and a demand for the Company to immediately cease and desist from such use.  The Company believes that it has rights of prior use to the name “Breathe” under the federal trademark laws.  As such, on August 10, 2015 , the Company filed (i) a Petition for Cancellation with the United States Patent and Trademark Office regarding U.S. Trademark Registration No. 4,633,887 and (ii) a Complaint against Breathe LLC in the United States District Court of Eastern District of Tennessee, Civil Action No. 3:15-cv-00345 requesting a declaratory judgment regarding the Company’s rights to use the trademark.  Although the Company believes it will prevail on the merits, there can be no guaranty that it will do so.  If the Company is unable to prevail, it may be required to market its products under a different name.

On August 6, 2015 the Company issued 2,500,000 share for services rendered under a consulting agreement for a value of $125,500 ($0.05 per share).

BREATHE ECIG CORP.
(FORMERLY DNA PRECIOUS METALS, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2015

NOTE 14-	RESTATEMENT OF PRIOR FINANCIAL STATEMENTS

The Company has restated its financial statements for the six and three months ended June 30, 2015 for the correction of an error to properly account for its accounting for the acquisition of Breathe eCigs Corp. (formerly Breathe LLC) as a reverse merger. As a result of the reverse merger, the accounting acquirer was Breathe eCigs Corp. (formerly Breathe LLC), and therefore, the historical financial statements (2014) are those of Breathe eCigs Corp (formerly Breathe LLC). In addition, the six and three months ended June 30, 2015 as well as the June 30, 2015 consolidated balance sheet have been restated to properly reflect the activity of only Breathe eCigs Corp. (formerly Breathe LLC). All references to DNA Precious Metals, Inc. and the activity of DNA Precious Metals, Inc. have been excluded from the restated presentation. The effect of this restatement adjustment on the net loss for the six and three months ended June 30, 2015 was a decrease in the net loss from $6,696,333 to $6,675,780 for the six months ended June 30, 2015 and a decrease in the net loss from $5,696,029 to $5,675,476, a change in both periods of $20,553. The change in stockholders’ deficit was $9,050,606, from $8,708,513 to ($342,093), the result of the removal of goodwill in the original business combination.

The following charts reflect the changes of the individual line items changed in the consolidated financial statements.

	Six Months	Three Months
	June 30, 2015	June 30, 2015
Net loss prior to restatement	$(6,696,333)	$(5,696,029)

(1)	20,553	20,553

Net loss after restatement	$(6,675,780)	$(5,675,476)

Accumulated deficit - prior to restatement	$8,708,513

(2)	(9,050,606)

Accumulated deficit - after restatement	$(342,093)

(1) Reflects removal of the former discontinued operations related to the DNA Precious Metals, Inc. business
(2) Reflects correction of an error related to the business combination accounting

Six Months Ended June 30, 2015
	Previously
Statement of Operations	Reported	Restated	Change
Loss from discontinued operations	(20,553)	-	(20,553)
Net loss	(6,696,333)	(6,675,780)	20,553

Balance Sheet
Goodwill	9,050,606	-	(9,050,606)
Additional paid in capital	(22,832,946)	(6,028,710)	16,804,236
Accumulated deficit	14,466,670	6,713,040	(7,753,630)

Statement of Cash Flow
Net loss	(6,696,333)	(6,675,780)	20,553
Depreciation and amortization	12,524	12,449	(75)
Change in prepaid expenses	(866,717)	(865,528)	1,189
Change in inventory	(118,884)	(120,072)	(1,188)
Change in accounts payable	245,420	262,226	16,806
Repayments of notes payable	(29,573)	(32,500)	(2,927)
Effect on foreign currency	(6,109)	-	6,109
Cash - Beginning of the year	53,813	13,346	(40,467)

Three Months Ended June 30, 2015
	Previously
Statement of Operations	Reported	Restated	Change

Net loss	(5,696,029)	(5,675,476)	20,553

ITEM 2.                      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The discussion of the financial condition and results of operations of the Company set forth below should be read in conjunction with the consolidated financial statements and related notes thereto included elsewhere in this Form 10-Q/A. This Form 10-Q/A contains forward-looking statements that involve risks and uncertainties. The statements contained in this Form 10-Q/A that are not purely historical are forward-looking statements within the meaning of Section 27a of the Securities Act and Section 21e of the Exchange Act. When used in this Form 10-Q/A, or in the documents incorporated by reference into this Form 10-Q/A, the words “anticipate,”“believe,”“estimate,”“intend” and “expect” and similar expressions are intended to identify such forward-looking statements. Such forward-looking statements include, without limitation, the statements regarding the Company’s strategy, future sales, future expenses, future liquidity and capital resources. All forward-looking statements in this Form 10-Q/A are based upon information available to the Company on the date of this Form 10-Q/A, and the Company assumes no obligation to update any such forward-looking statements. The Company’s actual results could differ materially from those discussed in this Form 10-Q/A. Factors that could cause or contribute to such differences (“Cautionary Statements”) include, but are not limited to, those discussed in Item 1. Business — “Risk Factors” and elsewhere in the Company’s Annual Report on Form 10-K, which are incorporated by reference herein and in this report. All subsequent written and oral forward-looking statements attributable to the Company, or persons acting on the Company’s behalf, are expressly qualified in their entirety by the Cautionary Statements.

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

As a result of the transaction effected by the Exchange Agreement, the former Breathe shareholders members  owned approximately 56% of the then issued and outstanding common stock of the Company.  As a result, the Company accounted for this transaction as a reverse merger whereby the accounting acquirer and the comparative figures are those of Breathe.

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

From May 2010 through February 3, 2015 the Company was exploratory stage-mining corporation. The Company did not commence mining operations nor did we generate revenues.  With the acquisition of Breathe in January 2015, our sole business objective is the eCigarette industry.  The mining operations were divested pursuant to a stock dividend received by the shareholders of the Company.

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

Management’s Discussion and Analysis

We have determined that our previously reported results for the quarter ended June 30, 2015 required adjustments to the correction of an error to properly account for its accounting for the acquisition of Breathe eCigs Corp. (formerly Breathe LLC) on January 16, 2015 as a reverse merger for accounting purposes. The consolidated financial statements for the quarter ended June 30, 2015 included in this Form 10-Q/A have been restated to reflect this correction. As such, the discussion set forth in the following Management’s Discussion and Analysis of Financial Condition and Results of Operations has been updated to reflect the proper accounting treatment.

Results of Operations for Six and Three Months Ended June 30, 2015 and 2014
We are currently developing our business and as a result we have not developed a material or consistent pattern of revenue generation. For the six  and three months ended June 30, 2015, we generated revenue and gross loss of $6,000 and $1,057, respectively, compared to no revenue for the    same period the prior year. Operating expenses for the six and three months ended June 30, 2015 totaled $6,436,856 and $5,472,803, respectively compared to $4,760 and $2,788 for same period the prior year. Our Net Loss for six and three months ended June 30, 2015 totaled $6,675,780 and $5,675,476 compared to $4,760 and $2,788 for the same period the prior year. Our Accumulated Deficit since Inception to June 30, 2015 totaled $6,713,040. Our single largest expense for the six and three months ended June 30, 2015 was $5,615,043 and $4,736,115 in professional fees. The fees were primarily related to consulting fees in connection with our business development. Additionally, for the six and three months end June 30, 2015 $5,387,106 and $4,615,231, respectively, of such fees were attributable to stock grants to various consultants. Professional fees for the six and three months ended June 30, 2014 were 0. General and administrative expenses totaled $253,616 and $202,551 for the three and six months ended June 30, 2015 as compared to $4,760 and $2,788 for the same period the prior year.

Liquidity and Capital Resources

Assets and Liabilities.

To date, our operations have been primarily funded through debt and equity financing. During the six months ended June 30, 2015, we raised $770,250 through the issuance of various convertible notes and $708,770 through the sale of our common stock.

At June 30, 2015 we had cash of $62,415 and prepaid expenses of $892,604.  Total current assets were $1,096,403.  Our deferred financing fees were $6,008 and our investment in Tauriga Sciences, Inc. totaled $100,000. Total assets were $1,289,962 as of June 30, 2015.. At December 31, 2014, we had cash totaling $13,346 which comprised our total assets.

Current liabilities at June 30, 2015 totaled $1,632,055 as compared to $45,606 at December 31, 2014. Of our current liabilities as of June 30, 2015, we had a derivative liability of $257,233 related to issued and outstanding warrants and $773,958 related to current notes payable. We had no long- term liabilities at June 30, 2015 or December 31, 2014.

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

As of the end of the period covered by this quarterly report on Form 10-Q/A , the Company’s Chief Executive Officer and Chief Financial Officer conducted an evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934). Based upon this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are not effective, specifically as a result of the required restatement of this Form 10-Q/A .

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