Form 10-Q
period 2015-09-30
BREATHE ECIG CORP.
filed 2015-11-23
CIK 1506503

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
———————
FORM 10-Q
———————

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2015
or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date 377,311,277 shares of common stock were issued and outstanding as of November 9, 2015.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS	1

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	33

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURESABOUT MARKET RISK.	45

ITEM 4.	CONTROLS AND PROCEDURES.	45

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	46

ITEM 1A.	RISK FACTORS.	47

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.	49

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.	50

ITEM 4.	MINE SAFETY DISCLOSURE.	50

ITEM 5.	OTHER INFORMATION.	50

ITEM 6.	EXHIBITS.	50

SIGNATURES		51

Exhibit 31.1	CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
Exhibit 32.1	CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
EX-101.INS	XBRL INSTANCE DOCUMENT
EX-101.SCH	XBRL TAXONOMY EXTENSION SCHEMA
EX-101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
EX-101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
EX-101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE
EX-101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

i

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

BREATHE ECIG CORP.
(FORMERLY DNA PRECIOUS METALS, INC.)
CONDENSED CONSOLIDATED BALANCE SHEETS
(in US$)

	(UNAUDITED)
	SEPTEMBER 30,	DECEMBER 31,
	2015	2014
ASSETS
CURRENT ASSETS
Cash	$117,234	$13,346
Prepaid expenses	734,235	-
Inventory	258,264	-
Accounts receivable, net	43,481	-
Total current assets	1,153,214	13,346

Other Asset
Deferred financing fees, net	2,829	-
Commercialization fees, net	74,966	-
Investment	100,000	-
	177,795	-

TOTAL ASSETS	$1,331,009	$13,346

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$595,621	$45,606
Deferred revenue and fees	100,000	-
Notes payable - current portion, reduced by original issue discount of $25,144	484,855	-
Accrued interest	133,078	-
Liability for stock to be issued	52,500	-
Notes payable - related parties	525,000	5,000
Total current liabilities	1,891,054	50,606

TOTAL LIABILITIES	1,891,054	50,606

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $0.001 par value, 10,000,000 shares authorized
Nil shares issued and outstanding.	-	-
Common stock, $0.001 par value, 500,000,000 shares authorized
372,311,277 shares issued and outstanding.	372,312	-
Additional paid in capital	6,819,490	-
Accumulated deficit	(7,751,847)	(37,260)
Total stockholders' equity (deficit)	(560,045)	(37,260)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$1,331,009	$13,346

* represents members equity of Breathe LLC prior to reverse merger

The accompanying notes are an integral part of these condensed consolidated financial statements.

BREATHE ECIG CORP.
(FORMERLY DNA PRECIOUS METALS, INC.)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014
(in US$)
(UNAUDITED)

	NINE MONTHS ENDED		THREE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2015	2014	2015	2014

REVENUE	$70,218	-	$64,218	-

COST OF GOODS SOLD	100,504	-	93,447	-

GROSS LOSS	(30,286)	-	(29,229)	-

OPERATING EXPENSES
Research and development	2,188	-	10	-
Marketing, advertising and promotion	534,163	-	95,930	-
Salaries and related expenses, including stock-based compensation	167,810	-	53,660	-
Professional fees	5,944,768	-	329,725	-
Rent	4,748	-	3,561	-
Depreciation and amortization	25,034	-	12,585	-
General and administrative	421,703	6,939	168,087	2,179
Total operating expenses	7,100,415	6,939	663,559	2,179

OTHER (INCOME) EXPENSE
Interest expense, net	326,274	-	148,600	-
Other income	(130,000)	-	(130,000)	-
Loss on conversion of debt	251,996	-	251,996	-
Gain on conversion of warrants	(84,577)	-	(84,577)	-
FV adjustment on derivative liability	60,193	-	-	-
Legal settlement expense	160,000	-	160,000	-
Total other (income) expense	583,886	-	346,019	-

Net loss before provision for income taxes	(7,714,587)	(6,939)	(1,038,807)	(2,179)

Provision for income taxes	-	-	-	-

Net loss	$(7,714,587)	$(6,939)	$(1,038,807)	$(2,179)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	302,335,383		355,690,332

NET LOSS PER SHARE	$(0.01)		$(0.01)

The accompanying notes are an integral part of these condensed consolidated financial statements.

BREATHE ECIG CORP.
(FORMERLY DNA PRECIOUS METALS, INC.)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014
(in US$)
(UNAUDITED)

	NINE MONTHS ENDED
	SEPTEMBER 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss for the period	$(7,714,587)		$(6,939)

Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Depreciation and amortization	25,034		-
Amortization of deferred financing fees	9,536		-
Non-cash interest charges	261,612		-
Amortization of original issue discount	14,855		-
Legal fees incurred deducted from proceeds of notes payable	24,250		-
Liability for shares to be issued for legal settlement	160,000		-
Gain on warrant conversion	(84,577)		-
Loss on conversion of debt to equity	174,752		-
Loss on extinguishment of debt	77,243		-
Fair value adjustment in derivative liabilities	60,193		-
Common stock/stock options issued or to be issued for services rendered	5,547,305		-

Change in assets and liabilities
(Increase) decrease in prepaid expenses and deposits	(407,019)		-
(Increase) in accounts receivable	(43,481)		-
(Increase) in inventory	(235,764)		-
Increase in accounts payable and accrued expenses	324,259		5,869
Total adjustments	5,908,198		5,869
Net cash (used in) operating activities	(1,806,389)		(1,070)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds received from convertible notes	770,250		-
Net member contributions	-		400
Repayments of notes payable	(190,000)		-
Proceeds from promissory notes - related party	525,000		-
Proceeds to retire debt in excess of face value	(62,243)		-
Cash paid to purchase price adjustments and derivate rights on stock	(180,000)		-
Proceeds received for common stock and liability for stock to be issued	1,047,270		-
Net cash provided by financing activities	1,910,277		400

NET INCREASE (DECREASE) IN CASH	103,888		(670)

CASH - BEGINNING OF PERIOD	13,346		670

CASH - END OF PERIOD	$117,234		$-

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$11,726		$1,423
Income taxes	-		-

SUPPLEMENTAL NON-CASH ACTIVITY:
Common stock issued for mining rights	-		-
Deferred compensation for common stock	-		-
Issuance of common stock and warrants for prepaid expenses	518,200		-

Reverse Merger of Breathe LLC
Accumulated deficit	$7,733,077	$
Prepaid expenses	191,584		-
Fixed assets	138,049		-
Mining rights	1,035,818		-
Accounts payable	(111,275)		-
Asset retirement obligation	(107,749)		-
Note payable	(125,451)		-
Accumulated comprehensive income	114,446
Due to Company	221,159		-
Adjustment to APIC	$9,089,658		$-

Shares received in TAUG for commercialization of product	$100,000		$-
Common shares issued for investment in Tauriga	$100,000		$-
Original issue discount netted from convertible notes	$40,000		$-
Inventory purchased through issuance of common stock	$22,500		$-
Common shares issued for conversion of debt	$324,385		$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

BREATHE ECIG CORP.
(FORMERLY DNA PRECIOUS METALS, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2015

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

BREATHE ECIG CORP.
(FORMERLY DNA PRECIOUS METALS, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2015

NOTE 1-	ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

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
SEPTEMBER 30, 2015

NOTE 1-	ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

Going Concern

The consolidated financial statements have been prepared on a going concern basis. The going concern basis of presentation assumes that the Company will continue in operation for the foreseeable future and be able to realize its assets and discharge its liabilities and commitments in the normal course of business. The Company has generated $70,218 and $64,218 in revenue for the nine and three months ended September 30, 2015.  These are the only revenues since inception.  The Company has generated losses totaling $7,714,587 and 1,038,807 for the nine and three months ended September 30, 2015, respectively.

The Company, in the three months ended March 31, 2015 completed a reverse merger with Breathe and spun-off DNA Canada, Inc. in an effort to generate profitable operations moving forward. The Company realized distribution of their products in the three months ended September 30, 2015. The Company’s continuation as a going concern is dependent upon, amongst other things, wide-spread distribution of the products as well as continued financial support from its shareholders and lenders, attaining a satisfactory revenue level, attainment of profitable operations and the generation of cash from operations and the ability to secure new financing arrangements and new capital to carry out its business plan.  These matters are dependent on a number of items outside of the Company’s control and there exists material uncertainties that may cast significant doubt about the Company’s ability to continue as a going concern.

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

The Company recently raised $770,250 in net non-related debt proceeds and $525,000 in related party debt and $1,047,270 of equity proceeds during the nine months ended September 30, 2015, to commence production of the Company’s products and pay for distribution.

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
SEPTEMBER 30, 2015

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

Principles of Consolidation

The consolidated financial statements included the accounts of the Company and Breathe as the acquisition of Breathe was accounted for as a reverse merger and Breathe is the accounting acquirer, from the date that the Merger occurred between the Company and Breathe eCigs Corp. All intercompany transactions and accounts had been eliminated on consolidation. Effective March 11, 2015, the financial statements were no longer consolidated until April 2015 and the establishment of two new wholly-owned subsidiaries.

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
SEPTEMBER 30, 2015

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
SEPTEMBER 30, 2015

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

BREATHE ECIG CORP.
(FORMERLY DNA PRECIOUS METALS, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2015

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Inventory

Finished Goods Inventories - Finished goods inventories is stated at the lower of cost or market determined by the first-in, first-out method, and include salable eCigarette product items and supplies that are sale ready to ship to wholesalers or distributers. Shipping and handling costs (consisting of all costs to warehouse, pick, pack and deliver inventory to customers) will be included in cost of goods sold. Samples are included in marketing expenses which are a component of general and administrative costs. The Company in March 2015 entered into Distribution Agreements with various distributors for the distribution of the Company’s products. The Company placed an initial order for merchandise in the amount of $437,750 on March 27, 2015. The Company has outsourced the assembly and production of its products held for resale and will not hold any of the product in its possession. The Company’s inventory is received, housed and distributed by a third party fulfillment provider.  As of September 30, 2015 the inventory held by the third party fulfillment provider has a value of $258,264. Included in prepaid expenses is $267,083 paid for merchandise not yet received by the fulfillment center.

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
SEPTEMBER 30, 2015

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

For the binomial lattice options pricing model, the Company used the following assumptions and weighted average fair value ranges as at the transaction date, April 28, 2014, and for the period ended September 30, 2015:

Convertible Notes:	April 28, 2014	September 30, 2015
Risk free interest rate	0.0577%	-0.01%
Dividend yield	N/A	N/A
Volatility	86.31%	255.00%

Warrants:	April 28, 2014	September 30, 2015
Risk free interest rate	0.144%	-0.01%
Dividend yield	N/A	N/A
Volatility	97.33%	255.00%

The Company had repaid the debt associated with the derivative liability in December of 2014, however carried the warrants through the conversion of those warrants in September 2015. As a result of the conversion of the warrants, the entire derivative liability was extinguished as of September 30, 2015. The Company has no other instruments that contain embedded derivatives.

BREATHE ECIG CORP.
(FORMERLY DNA PRECIOUS METALS, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2015

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation. The reclassifications had no effect on the net loss or cash flows of the Company.

Recent Issued Accounting Standards

In February 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2015-02 (ASU 2015-02) "Consolidation (Topic 810): Amendments to the Consolidation Analysis." ASU 2015-02 changes the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. It is effective for annual reporting periods, and interim periods within those years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. We are currently in the process of evaluating the impact of the adoption of ASU 2015-02 on our consolidated financial statements.

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
SEPTEMBER 30, 2015

Recent Issued Accounting Standards (Continued)

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
SEPTEMBER 30, 2015

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

On August 6, 2014, the Company entered into an agreement with a U.S.-based private equity fund (“Investor”) under which the Company issued an unsecured Convertible Note (“Convertible Note”) in the principal amount of $250,000. The funds to be issued under the Convertible Note is $225,000 (“Consideration”). The Convertible Note includes an original issue discount of $25,000 (“OID”), calculated at 10% of the principal amount ($250,000). The initial Consideration paid to the Company on August 6, 2014 was $66,000. The Investor was able to pay additional Consideration to the Company in such amounts and at such dates as the Investor may choose in its sole discretion. The principal sum due to the Investor was prorated based on the Consideration actually paid by the Investor plus a 10% OID, as well as any other interest or fees, such that the Company is only required to repay the amounts funded and the Company is not required to repay any unfunded portions of the Convertible Note. The Company was able to repay the Convertible Note at any time on or before 90 days from the transaction date after which the Company was not permitted to make further payments on the Convertible Note prior to the Maturity Date without written approval from the Investor. If the Company made a payment of Consideration on or before 90 days from the transaction date, the interest rate on that payment of Consideration was to be at zero percent (0%). If the Company did not repay a payment of Consideration on or before 90 days from the transaction date, a one-time interest was to be a charge of 12% shall be applied to the principal amount. Any interest payable is in addition to the OID and that OID (or prorated OID, if applicable) remained payable regardless of time and manner of payment by the Company. The maturity date was two years from the transaction date of each payment ("Maturity Date") and was the date upon which the principal amount of the Convertible Note, as well as any unpaid interest and other fees, were due and payable. The Investor had the right, at any time after the transaction date, at its election, to convert all or part of the outstanding and unpaid principal amount and accrued interest (and any other fees) into fully paid and non-assessable shares of common stock of the Company.

The conversion price was the lesser of $0.16 or 60% of the lowest trade price in the 25 trading days prior to the conversion. Unless otherwise agreed in writing by both parties, at no time was the Investor convert any amount of the Convertible Note into common stock that would result in the Investor owning more than 4.99% of the common stock outstanding of the Company. At the time that this Convertible Note is outstanding, the Company agreed to reserve at least 10,000,000 shares of common stock for conversion. On October 30, 2014, the Company and the Investor entered into an amendment (“Amendment #1”), whereby the Company paid a partial note repayment in the amount of $33,333 on November 5, 2014 which equaled 50% of the note balance which includes $3,333 in interest, with the remaining balance due by January 6, 2015, which was repaid on December 29, 2014.

On April 28, 2014, the Company entered into a Securities Purchase Agreement (“SPA”), with a U.S.-based private equity fund, under which the Company issued a Secured Convertible Promissory Note (the “Convertible Note”) in the amount of $552,500.  The Convertible Note included an original issue discount of $50,000 (“OID”), calculated at 10% of the principal amount ($500,000), plus an additional $2,500 (“Transaction Expense Amount”) to cover the investor’s due diligence and legal fees in connection therewith.  The principal amount was to be paid to the investor in six (6) tranches of an initial amount under the Convertible Note of $250,000 and five (5) additional amounts of $50,000, with each of the additional amounts represented by Investor Notes (the Convertible Note and the Investor Notes are collectively referred to herein as the “Notes”). The initial $250,000 in cash was paid to the Company on April 29, 2014. Payment of the Notes were to be made on a monthly basis, beginning six months after the issue date when the Company received the initial $250,000, in the amount of $34,531 per month plus all accrued but unpaid interest and other costs, fees or charges payable, for sixteen (16) months until the balance is paid in full.  The Notes were convertible into common stock, at the option of the investor, at a price of $0.40 per share subject to adjustment in the case of a default, reorganization or recapitalization. In the event the Company elected to prepay all or any portion of the Notes, the Company was required to pay to the investor an amount in cash equal to 125% of the outstanding balance of the Notes, plus accrued interest and any other amounts owing. Interest accrued at the rate of 10% per annum. If the Company failed to repay the Notes when due, or if other events of default thereunder apply, a default interest rate of 22% per annum would apply. In addition, if the Company failed to issue stock to the investor within three trading days of receipt of a notice of conversion, the Company must pay a penalty equal to the greater of greater of $500 per day and 2% of the applicable conversion amount or installment amount, as applicable (but, in any event, the cumulative amount of such late fees shall not exceed the applicable conversion amount or installment amount). The Notes were secured by an interest in all right, title, interest, claims and demands of the Company in and to the property described in the Security Agreement, and all replacements, proceeds, products, and accessions thereof.

BREATHE ECIG CORP.
(FORMERLY DNA PRECIOUS METALS, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2015

NOTE 4-	CONVERTIBLE NOTES AND DERIVATIVE LIABILITIES (CONTINUED)

The Notes were convertible into shares of our common stock in six tranches, consisting of (i) an initial tranche in an amount equal to $277,500 and any interest, costs, fees or charges accrued thereon or added thereto under the terms of this Note and the other Transaction Documents (as defined in the Securities Purchase Agreement), and (ii) five (5) additional tranches, each in the amount of $55,000, plus any interest, costs, fees or charges accrued thereon or added thereto under the terms of this Note and the other Transaction Documents. Except in the case of a Company default, the Notes are convertible by the investor at a price of $.40 per share. Concurrently with the Securities Purchase Agreement, the Company also issued to the investor warrants (the "Warrants") to purchase 690,625 shares of the Company’s common stock at an exercise price of $.75 per share subject to adjustment as more fully set forth in the warrant agreement.  The Warrants also contained a cashless exercise provision. The Warrants were for a term of two (2) years. In accordance with the warrant agreement as described in Note 5, the warrant price was reset to equal the conversion price associated with these new debt agreements from the stated strike price of $0.75.

On May 18, 2015, Typenex Co-Investment, LLC (“Typenex”) filed a binding arbitration notice against the Company in the State of Utah, Case No. 150903317 (the “Utah Lawsuit”) regarding a certain Warrant to Purchase Shares of Common Stock (the “Warrant”) issued by the Company to Typenex on April 28, 2014 (the “Arbitration”) in connection with a Convertible Promissory Note of the same date (the “Note”).  On April 29, 2015, Typenex sent a Notice of Exercise to the Company for the issuance of 7,541,511 shares of the Company’s common stock (the “Initial Shares”) based on a cashless exercise provision contained in the Warrant along with an opinion letter indicating the shares should be issued without restrictive legend pursuant to Rule 144 under the Securities Act of 1933, as amended.  The Company immediately filed for an emergency injunction in the State of New Jersey, the location of the Company’s transfer agent.  The injunction was granted The Company has filed a response and counterclaim to the Arbitration notice alleging, among other things, that Typenex did not fulfill its obligations under the original Note and failed to disclose material matters regarding Typenex and its principal to the Company and requested damages and attorneys’ fees be paid by Typenex to the Company.

On September 8, 2015, the Company’s transfer agent was required to release the Initial Share to Typenex as a result of the Company failing to maintain the bond requirement agreed to by the Company and Typenex as part of the injunction.  The number of Initial Shares is based on a price reset to equal the conversion price associated with the Note. The price reset which resulted in the partial conversion to 7,541,511 common shares based on the difference between the current market value (market price of $0.25 multiplied by exercise shares of 690,625) and the exercise price ($0.0375) multiplied by number of exercise shares (690,625.) This number is then divided by the adjusted price of the common stock ($0.01946.)

On October 13, 2015, Typenex and the Company participated in a mediation in an attempt to resolve the Utah Lawsuit without either party having to incur additional legal and court fees.  As a result of the mediation and in order to resolve the Utah Lawsuit and the Arbitration and all other disputes between,  on November 17, 2015 (the “Typenex Effective Date”), the Company and Typenex entered into a Settlement Agreement, Waiver and Release of Claims (the “Settlement Agreement”) and related Exchange Agreement (the “Exchange Agreement”), Pursuant to the terms of the Settlement Agreement and Exchange Agreement, the Company agreed to issue to Typenex 8,000,000 shares of the Company’s common shares of stock in exchanges for any rights Typenex may or may not have had under the Warrant. The Company will deliver the shares to Typenex in two installments: (i) 4,000,000 Shares with five trading days of the Effective Date (the “First Installment Shares”) and (ii) 4,000,000 Shares on or before January 1, 2016 (the “Second Installment Shares”).  The First Installment Shares and the Second Installment Shares are collectively referred to herein as the Typenex Shares.

Additionally, pursuant to the Settlement Agreement, beginning on January 1, 2016, Typenex shall have the right to put the Typenex Shares back to the Company (the “Put Right”) at the following prices: (a) for Typenex Shares put to the Company from January 1, 2016 to April 30, 2016 the price will be $0.01 per share; (b) for Typenex Shares put to the Company from May 1, 2016 to August 31, 2016 the price will be at $0.02 per share; and (c) any Typenex Shares put to Company between September 1, 2016 and December 31, 2016 the price will be at $0.03 per share. Typenex shall have the right to put up to 666,667 Typenex Shares per month to Company (the “Monthly Put Amount”) per month.  If the number of Typenex Shares put to Company in a given month is less than the Monthly Put Amount such difference, the “Rollover Shares”, Typenex shall have the right to put such Typenex Shares to Company at any time in the same or immediately succeeding period.  In addition to the Monthly Put Amount, Typenex shall also have the right to put up to 666,667 Rollover Shares per month to Company.  At such time that Typenex’s Net Sales (gross proceeds of sales of the Typenex Shares sold in a minus any trading commissions or costs associated with clearing and selling such Typenex Shares minus the purchase price paid for any shares of Common Stock purchased on the open market) of Typenex Shares is equal to or greater than $200,000, Typenex’s Put Right shall automatically terminate and Typenex shall have no further rights to put Typenex Shares or Rollover Shares.

BREATHE ECIG CORP.
(FORMERLY DNA PRECIOUS METALS, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2015

NOTE 4-	CONVERTIBLE NOTES AND DERIVATIVE LIABILITIES (CONTINUED)

Additionally, Typenex agreed that during any calendar week it would not sell more Typenex Shares than the greater of (i) 10% of the weekly trading volume of the Common Stock as reported on Bloomberg, L.P. or (ii) an aggregate market value of $5,000.

Upon execution of the Settlement Agreement and Exchange Agreement, both parties released all claims each may have against the other relating to any other agreements to which both may be party except for any disputes that may arise under the Settlement Agreement, Exchange Agreement and the documents ancillary to both.  Under the Settlement Agreement, the Company executed a Confession of Judgment in the amount of $500,000 (the “Confession of Judgment”).  In the event the Company commits a material breach of the Settlement Agreement which is not cured within five trading days, Typenex shall have the right to enforce the Confession of Judgment.  The Confession of Judgment, if filed as set forth above, would carry an interest rate of 12% until paid.

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

The Company was able to repay this note at any time on or before 90 days from the effective date (the date the Company receives the cash) of the note at no additional interest charge. If the note remained outstanding beyond the 90 days, there would have been a one-time 12% interest charge applied in addition to the Original Issue Discount recognized at the onset of the note. The investor had the right to convert at any time after the effective date of this note.  The Company repaid this note on April 22, 2015 with accrued interest in the amount of $27,778.  The maturity date of this note was two years from the date that each tranche is paid.

On February 9, 2015, the Company entered into a convertible note in an amount of $110,000 with an investor. The gross amount of the note is $110,000, with net proceeds received of $100,000. The $10,000 represents Original Issue Discount. The note will also bear interest at 4%, compounded annually. The maturity date of this note is one year from execution. The note may be converted, in whole or in part, into shares of the Company’s common stock. The conversion price will be 60%, equivalent to a 40% discount, of the lowest trading price of the Company’s common stock during the 25 trading days prior to conversion. For defaults, the note is immediately due and payable and subject to a penalty interest rate of 20%. On May 7, 2015 this note was assigned to M Capital Partners LLC in consideration for a payment of $145,000 by M Capital Partners LLC to the original note holder. The Company still owes the entire $110,000 note, however, the noteholder is M Capital Partners LLC. As a result of this assignment, the Company as noted above issued 300,000 shares of common stock to Iconic.  The Company never reserved shares in the name of the noteholder and failing to maintain proper share reserves is a default event.  In the event of default, the noteholder is permitted to declare all of the then outstanding principal amount of this note, including any interest due thereon, to be due and payable immediately without further action or notice. In the event of such acceleration, the amount due and owing to the holder shall be increased to 150% of the outstanding principal amount of the note held by the Holder plus all accrued and unpaid interest, fees, and liquidated damages, if any. Additionally, this note shall accrue interest on any unpaid principal from and after the occurrence and during the continuance of an event of default at a rate of 20%.  The note would also accrue liquidated damages of $1,000 per day from and after the occurrence and during the continuance of an Event of Default. Since notice was not delivered to the Company prior to full settlement no such accelerated clauses were enacted nor were any related expenses incurred.

The note was permitted to be prepaid according to the following schedule: Between 1 and 45 days from the date of execution, the note may be prepaid for 105% of face value plus accrued interest. Between 46 and 90 days from the date of execution, the note may be prepaid for 110% of face value plus accrued interest. Between 91 and 135 days from the date of execution, the note may be prepaid for 125% of face value plus accrued interest. Between 136 and 180 days from the date of execution, the note may be prepaid for 135% of face value plus accrued interest. After 180 days from the date of execution, the note may not be prepaid without written consent from the investor.

BREATHE ECIG CORP.
(FORMERLY DNA PRECIOUS METALS, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2015

NOTE 4-	CONVERTIBLE NOTES AND DERIVATIVE LIABILITIES (CONTINUED)

On August 10, 2015, The Company entered into a share exchange agreement with the assignee noteholder to settle this note in full in exchange for 3,625,000 shares of the common stock. The stock was issued on June 2, 2015 at a value of $293,625 ($0.081 per share) and at the time was recorded to stock for services rendered, debt financing note incentive.  For the three month ended September 30, 2015 the Company reclassified this amount from professional fees to Notes Payable, current portion in the amount of $110,000, interest paid (classified as a reduction to accrued interest) in the amount of $2,857, Interest expense, net of $6,016 and the loss from conversion of debt to equity in the amount of $174,752.

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

In September 2015, this noteholder converted $14,500 in principal and $620 in interest in exchange for 2,886,503 shares of common stock.  At September 30, 2015 this note had a principal balance of $17,000 and accrued unpaid interest of $771.  The Company paid this note in full October 2, 2015.  The Company realized a loss on extinguishment of debt in the amount of $16,221.  The total payment to this noteholder was $34,000.

Under terms of this agreement, the Company was required to reserve 4,816,000 common shares of stock for the potential conversion of convertible note principal and interest. This amount was duly reserved with transfer agent. The note holder at its sole discretion was permitted under contract to request increases to this reserve up to four times the amount issuable upon fully conversion of outstanding principal and accrued interest under this note.  No request was made of the Company by the noteholder to increase shares held in reserve.

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

Under terms of this agreement, the Company was required to reserve 8,211,000 common shares of stock for the potential conversion of convertible note principal and interest. This amount was duly reserved with transfer agent. The note holder at its sole discretion was permitted under contract to request increases to this reserve up to four times the issuable amount of the remaining note balance with accrued interest.   If the Company did not replenish this reserve within three business days after request from noteholder, said note would be considered in default.  No such request was made of the Company by the noteholder.

BREATHE ECIG CORP.
(FORMERLY DNA PRECIOUS METALS, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2015

NOTE 4-	CONVERTIBLE NOTES AND DERIVATIVE LIABILITIES (CONTINUED)

In September 2015, this note holder converted $15,000 in principal and $640 in interest in exchange for 4,062,781 shares of common stock.  At September 30, 2015, this note had a principal balance of $37,500 and accrued unpaid interest of $1,651.  On October 14, 2015, the noteholder converted $10,501 in principal and $499 of accrued interest.  The company paid this note in full for cash, with accrued interest on October 14, 2015.  The Company realized a loss on extinguishment of debt in the amount of $36,724.  The total payment to this noteholder was $65,000.

On March 13, 2015, the Company entered into an 8% convertible redeemable note with an investor in the amount of $52,500. The gross amount of the note was $52,500, with net proceeds received of $50,000. The $2,500 represents legal fees. This note matures on March 13, 2016.

The investor was entitled, at its option, at any time, to convert all or any amount of the principal face amount of the note, then outstanding into shares of the Company’s common stock at a price for each share of common stock equal to 55% of the lowest trading price of the Company’s common stock as reported on the OTCQB for the fifteen prior trading days including the day upon which a notice of conversion is delivered.

The note was allowed to be prepaid according to the following schedule: Between 1 and 30 days from the date of execution, the note may be prepaid for 105% of face value plus accrued interest. Between 31 and 60 days from the date of execution, the note may be prepaid for 115% of face value plus accrued interest. Between 61 and 90 days from the date of execution, the note may be prepaid for 120% of face value plus accrued interest. Between 91 and 120 days from the date of execution, the note may be prepaid for 130% of face value plus accrued interest. Between 121 and 150 days from the date of execution, the note may be prepaid for 135% of face value plus accrued interest. Between 151 and 180 days from the date of execution, the note may be prepaid for 140% of face value plus accrued interest. After 180 days from the date of execution, the note may not be prepaid.

Under terms of this agreement, the Company was required to reserve 8,211,000 common shares of stock for the potential conversion of convertible note principal and interest. This amount was duly reserved with transfer agent. The Company was also required to reserve four times the number of shares issuable to note holder.  Failure to reserve a sufficient number of shares was an event of default under this note.  This note was not in default at time of payoff.

On September 25, 2015, the Company paid this note face value in full with accrued interest in the amount of $2,246.  The Company recognized a loss on debt extinguishment in the amount of $36,254. This note was satisfied with $75,000 in cash and 1,500,000 common shares of stock, issued in three equal blocks of free trading stock.  These conversion shares are scheduled to be issued November 1, 2015; December 1, 2015 and January 1, 2016 and shall not have a value of less than $5,000 each.  As of September 30, 2015, the Company has recorded a liability to issue stock in the amount of $15,000.  The November 1, 2015 issuance was pending as of the filing date of this report.

On March 31, 2015, the Company entered into an 8% convertible redeemable note with an investor in the amount of $105,000. The gross amount of the note is $105,000, with net proceeds received of $100,000. The $5,000 represents legal fees. This note matures on March 31, 2016.

The investor was entitled, at its option, at any time, to convert all or any amount of the principal face amount of the note, then outstanding into shares of the Company’s common stock at a price for each share of common stock equal to 55% of the lowest trading price of the Company’s common stock as reported on the OTCQB for the fifteen prior trading days including the day upon which a notice of conversion is delivered.

The note was permitted to be prepaid according to the following schedule: Between 1 and 30 days from the date of execution, the note may be prepaid for 105% of face value plus accrued interest. Between 31 and 60 days from the date of execution, the note may be prepaid for 115% of face value plus accrued interest. Between 61 and 90 days from the date of execution, the note may be prepaid for 120% of face value plus accrued interest. Between 91 and 120 days from the date of execution, the note may be prepaid for 130% of face value plus accrued interest. Between 121 and 150 days from the date of execution, the note may be prepaid for 135% of face value plus accrued interest. Between 151 and 180 days from the date of execution, the note may be prepaid for 140% of face value plus accrued interest. After 180 days from the date of execution, the note may not be prepaid.

BREATHE ECIG CORP.
(FORMERLY DNA PRECIOUS METALS, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2015

NOTE 4-	CONVERTIBLE NOTES AND DERIVATIVE LIABILITIES (CONTINUED)

Under terms of this agreement, the Company was required to reserve 20,095,000 common shares of stock for the potential conversion of convertible note principal and interest. This amount was duly reserved with transfer agent. The note holder at its sole discretion was permitted under contract to request increases to this reserve of up to four time the amount of shares needed for fully convert note principal and accrued interest.   If the Company did not replenish this reserve within three business days after request from noteholder, said note would be considered in default.  No such request was made of the Company by the noteholder.

On September 30, 2015, the Company paid this note face value in full for cash with accrued interest in the amount of $4,202.  The Company recognized a loss on debt extinguishment in the amount of $41,986. The total payment to this noteholder was $151,188.

On April 8, 2015, the Company entered into a 10% convertible redeemable note payable with an investor in the amount of $53,000. The gross amount of the note is $53,000, with net proceeds received of $50,000. The $3,000 represents legal fees. This note matures on April 8, 2016.  This note was funded on April 22, 2015, at which point the Company began to accrue interest.

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

After the Prepayment Termination Date, the Borrower shall have no right to prepay this Note. For purposes hereof, the “Prepayment Factor” shall equal one hundred and fifty percent (150%), provided that such Prepayment factor shall equal one hundred and twenty percent (120%) if the Optional Prepayment Date occurs on or before the date which is three (3) months following the Issue Date hereof. During the month of October 2015, the Company paid $83,638 in cash to this noteholder representing the face value of $53,000 and accrued interest of $4,182.  The Company will recognize a loss on the debt conversion in the amount of $26,456.

Under terms of this agreement, the Company was required to reserve 14,800,000 common shares of stock for the potential conversion of convertible note principal and interest. This amount was duly reserved with transfer agent. Under the convertible note agreement, the Company was also required to reserve five times the number of shares issuable to note holder based on principal and accrued interest.  The noteholder waived the requirement of the reserve shares above and beyond what was needed to convert through the maturity date, not withstanding the initial reserve amount.  At September the number of share that were necessary and issuable upon full conversion of then outstanding principal and accrued unpaid interest was 13,172,857 and thus below the initial reserve amount, therefore there was no increase to the original reserve amount.  The shares needed to convert was based on 60% of the lowest trading price of the Company’s common stock as reported on the OTCQB for the twenty prior trading days including the day upon which a notice of conversion is delivered ($0.007.)

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
SEPTEMBER 30, 2015

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

Under terms of this agreement, the Company was required to reserve 7,352,000 common shares of stock for the potential conversion of convertible note principal and interest. This amount was duly reserved with transfer agent. The note holder at its sole discretion was permitted under contract to request increases to this reserve of up to four time the amount of shares required for the note to be fully convertible.   If the Company does not replenish this reserve within three business days after request from noteholder, said note would be considered in default.  No such request was made of the Company by the noteholder. On November 18, 2015, the Company paid $197,954 in cash to satisfy this note in full.  Along with the face value of $137,500 and accrued unpaid interest, at that time of $5,408 the Company will recognize a loss on the debt conversion in the amount of $55,046.

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

Under terms of this agreement, the Company was required to set up an initial reserve of 15,000,000 common shares of stock for the potential conversion of convertible note principal and interest. This amount was duly reserved with transfer agent. The note holder is permitted under contract to request increases to this reserve of up to five times the amount of shares required for the note to be fully converted. No such requests were made of the Company by the noteholder.

As consideration for the holder’s commitment to purchase this debenture, borrower issued to holder 400,000 shares of the Company’s common stock. These commitment fee shares have been earned in full upon holder’s purchase of this debenture; none of the commitment fee shares will be returned in the event of prepayment of the note.

On October 14, 2015, the Company paid this note face value in full for cash with accrued interest in the amount of $3,960.  The Company will recognize a loss on debt extinguishment in the amount of $30,224. The total payment to this noteholder was $116,684.

On June 8, 2015, the Company entered into a 10% convertible redeemable note payable with an investor in the amount of $100,000. The gross amount of the note is $100,000, with net proceeds received of $96,500. The $3,500 represents legal fees. This note matures on June 8, 2016. The note will also bear interest at 10%, compounded annually. The maturity date of this note is one year from execution. The note may be converted, in whole or in part, into shares of the Company’s common stock. The conversion price will be the lower of closing price of the common stock on the principle market on the training day immediately preceding the closing date or 35%, equivalent to a 65% discount, of the lowest trading price of the Company’s common stock during the 20 trading days prior to conversion. Under terms of the convertible note agreement, if the closing sale price at any time falls below $0.05, then such 35% figure specified above shall be reduced to 20%, equivalent to an 80% discount.  The stock closing price was below $0.05 per share in the three months ended September 30, 2015.  For defaults, the note is immediately due and payable and subject to a penalty interest rate of 24%.

The note may be prepaid according to the following schedule: Between 1 and 90 days from the date of execution, the note may be prepaid for 120% of face value plus accrued interest. Between 91 and 180 days from the date of execution, the note may be prepaid for 140% of face value plus accrued interest. After 180 days from the date of execution, the note may not be prepaid.

BREATHE ECIG CORP.
(FORMERLY DNA PRECIOUS METALS, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2015

NOTE 4-	CONVERTIBLE NOTES AND DERIVATIVE LIABILITIES (CONTINUED)

As prescribed in the convertible note agreement, the Company was required to maintain a sufficient number of shares, free from preemptive rights, to provide for the issuance of common stock upon conversion. The Company was required at all times to authorize a reserve of five times the number of shares that are actually issuable upon full conversion of this note. The Company initially instructed the transfer agent to reserve 16,500,000 shares of common stock for the noteholder for issuance upon conversion.  The noteholder waived the requirement of the reserve shares above and beyond what was needed to convert through the maturity date, not withstanding the initial reserve amount.  At September 30, 2015 the number of share that were necessary and issuable upon full conversion of then outstanding principal and accrued unpaid interest was 74,094,286.  The shares needed to convert was based on 20% of the lowest trading price of the Company’s common stock as reported on the OTCQB for the twenty prior trading days including the day upon which a notice of conversion is delivered ($0.007.)  Under terms of the convertible note contract, if the closing sale price at any time falls below $0.05, then such 35% figure specified above shall be reduced to 20%, equivalent to an 80% discount.  The stock closing price was below $0.05 per share in the three months ended September 30, 2015.

As of September 30, 2015, the Company accrued $111,162 as interest and penalties expense in anticipation of loss to be recognized related to extinguishment of debt.

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

Under terms of this agreement, the Company was required to set up an initial reserve of 15,000,000 common shares of stock for the potential conversion of convertible note principal and interest. This amount was duly reserved with transfer agent. The note holder is permitted under contract to request increases to this reserve of up to five times the amount of shares required for the note to be fully converted. No such requests were made of the Company by the noteholder.

As consideration for the holder’s commitment to purchase this debenture, borrower issued to holder 600,000 shares of the Company’s common stock. These commitment fee shares have been earned in full upon holder’s purchase of this debenture; none of the commitment fee shares will be returned in the event of prepayment of the note.

All convertible notes payable are due within one year and are reflected as current liabilities in the condensed consolidated balance sheet at September 30, 2015.

As of September 30, 2015, the Company has $25,144 remaining in discount of the original issue discount with respect to these notes. Amortization of the original issue discount for the nine months ended September 30, 2015 was $14,855, and interest expense on the convertible notes for the nine months ended September 30, 2015 was $32,477. Accrued interest on these convertible notes at September 30, 2015 was $24,773.

BREATHE ECIG CORP.
(FORMERLY DNA PRECIOUS METALS, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2015

NOTE 5-	STOCKHOLDERS’ DEFICIT

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

The Company between November 26, 2014 and December 31, 2014, repaid the entire convertible note balance of $277,500 thus extinguishing the note. Upon the initial recording of the convertible note and warrants associated with the convertible note, a derivative liability was recorded as the convertible note and warrant each contained embedded derivatives as determined under ASC 815. Since the warrants associated with the convertible note has been exercised there is no outstanding liability as of September 30, 2015. The Company recognized a loss on the fair value of the derivative liabilities of $60,193 during the nine months ended September 30, 2015.  Prior to the exercise of warrants, the derivative liability balance was $257,233.  The balance at September 30, 2015 was $0.

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

BREATHE ECIG CORP.
(FORMERLY DNA PRECIOUS METALS, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2015

NOTE 5-	STOCKHOLDERS’ DEFICIT (CONTINUED)

Common Stock (Continued)

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

In 2015, the Company issued:

On January 20, 2015 150,000,000 shares were issued in the acquisition of Breathe which was accounted for as reverse merger.

On March 31, 2015 the Company issued 2,666,667 shares for $100,000 in an investment into Tauriga Sciences, Inc (“TAUG”). The Company entered into a commercialization/license agreement with TAUG to jointly develop a new line of business involving CBD oil cartridges in on March 31, 2015. The Company received from TAUG 10,869,565 shares of TAUG common stock (with a value of $100,000) in exchange for their shares (reflected as an investment).

On May 10, 2015 the Company issued a supplier 750,000 shares of common stock at a value of $22,500 for the payment of inventory ($0.03 per share) and 300,000 shares of common stock valued at $9,000 ($0.03 per share) to a former noteholder ("Iconic") as part of an Assignment and Assumption Agreement dated May 7, 2015.

Under the first tranche of a July 2, 2015 securities purchase agreement whereby $240,000 was committed for purchase of common stock and warrants.  Cash was received associated with this offering was $233,500, with $6,500 credited to the purchaser for legal fees.  Under the second tranche of this agreement the amount to be funded will be $200,000. Second tranche closing date was to be a trading date no later than five (5) Business Days following the effective date of the Registration Statement. on which all of the transaction documents have been executed and delivered by the applicable parties thereto, and all conditions precedent to (i) the Purchasers’ obligations to pay the Subscription Amount for the Second Tranche and (ii) the Company’s obligations.  The Company filed Form S-1 “Registration Statement Under the Securities Act of 1933” (“S1”) on August 17, 2015.   On October 2, 2015 the Company pursuant to Rule 477 promulgated under the Securities Act of 1933, as amended (the “Securities Act”) submitted a request for withdrawal of the previously file S-1.  The Company may, in its sole discretion, to terminate and cancel the second tranche upon written notice to the purchasers, and any funds paid the company by any purchaser in connection with the second tranche shall be returned immediately to such purchase or without interest.

Under this agreement, the Company was obligated to issued 4,000,000 common shares of its stock at $0.06 per share subject to adjustment for reverse and forward stock splits, stock dividends, stock combinations and other similar transactions of the common stock that occur after the date of agreement.  Final purchase price is subject to adjustment based on the closing price of the common stock on first adjustment date that is six (6) months immediately following the closing date (or if such date is not a trading day, the trading day immediately preceding such six (6) month period).  Final purchase price is also subject to adjustment based on the second adjustment date based on the closing price of the common stock on thirty (30) days following the first adjustment date (or if such date is not a trading day, the Trading Day immediately preceding such date).

Under the agreement, at any time while warrants are outstanding, if the Company sold or grants any option to purchase, or sell or any common stock or common stock equivalents, at an effective price per share less than the exercise price then in effect but greater than $0.10 (price adjusted) will be considered a “dilutive issuance” and the holder of the warrant will be entitled to receive shares of common stock at an effective price per share that is less than the exercise price.

BREATHE ECIG CORP.
(FORMERLY DNA PRECIOUS METALS, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2015

NOTE 5-	STOCKHOLDERS’ DEFICIT (CONTINUED)

Common Stock (Continued)

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

On August 25, 2015, the Company consented to an assignment agreement whereby the assignor received $265,000 cash in exchange for the transfer of rights pursuant to the securities purchase agreement dated July 2, 2015.  As part of this agreement, the Company directly paid to assignee $180,000 in exchange for the assignee waiving all rights under the original agreement related to price adjustments, second tranche issuance and warrants.

On September 8, 2015 the cashless warrants to purchase 690,625 common shares were exercised to convert to 7,541,511 common shares based on a price reset to equal the conversion price associated with the debt agreements from the stated strike price of $0.75. The price reset which resulted in the conversion to 7,541,511 common shares based on the the difference between the current market value (market price of $0.25 multiplied by exercise shares of 690,625) and the exercise price ($0.0375) multiplied by number of exercise shares (690,625.) This number is then divided by the adjusted price of the common stock ($0.01946.)

During the nine months ended September 30, 2015 the Company issued 26,983,998 shares for cash through private placement in the amount of $1,047,270 (average per sale price of $0.039 per share.)

For the nine months ended September 30, 2015, the Company issued 71,858,817 shares of common stock for consulting services rendered and to be rendered accrued as of September 30, 2015 in the amount of $5,547,305 including the cost of 6,500,000 shares to be issued. ($0.077 per share) including an agreement with Maxim Group LLC ("Maxim") to provide general financial advisory and investment banking services in exchange for 2.5% of the then issued and outstanding stock at the date of execution. The number of shares of common stock issued and outstanding at the time of this agreement was 276,352,667. At that date 2.5% of the issued and outstanding common stock equaled 6,908,817 shares. The Company, on May 18, 2015 canceled shares in the amount of 3,150,000 shares due to services never provided at a value of $157,500 ($0.05 per share).

For the nine months ended September 30, 2015, noteholders converted interest and principal in the amount of $324,385 in exchange 10,574,284 common shares (average conversion price of $0.031 per share.)

For the nine months ended September 30, 2015, the Company issued 1,850,000 common shares of stock to noteholders as commitment and assignment shares and recorded as debt financing cost at a value of $150,450 (average price $0.081.)

As of September 30, 2015, the Company has 372,311,277 shares of common stock issued and outstanding.  As of September 30, 2015 the Company had a liability for stock of $15,000 for stock to be issued as conversion shares under the note settlement agreement of the March 13, 2015 8% convertible note.  Share are to be issued in three issuances of 500,000 each not to have a value less than $5,000 each.  Issuances are scheduled November 1, 2015; December 1, 2015 and January 1, 2015. The Company also has stock issuable under a distribution agreement in the amount of five million common shares which had a value of $37,500 ($0.0075 per share.) The November 1, 2015 issuance as of filing date of this report but the Company is still in good standing with the former noteholder under this contract.

On September 30, 2015 the Company initiated payments in the amount of $180,000 to buy back price adjustment rights, warrants and additional issuance rights transferred to assignee under original stock purchase agreement dated July 2, 2015. The Company has the 4,000,000 share stock certificate in its possession pending the stock reissuance to a new certificate.

BREATHE ECIG CORP.
(FORMERLY DNA PRECIOUS METALS, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2015

NOTE 5-	STOCKHOLDERS’ DEFICIT (CONTINUED)

Authorized Reserved Shares

Under terms of several of the Company’s convertible notes it were required at all times to authorize and reserve four and in some cases five times the number of shares that are actually issuable upon full conversion of said notes (based on the conversion price of the notes in effect from time to time.)  The noteholders waived the requirement of the reserve shares above and beyond what was needed to convert through the maturity date, not withstanding the initial reserve amount. The Company is required to make proper provisions so that there after there shall be a sufficient number of shares of common stock authorized and reserved, free from preemptive rights.  The Company is further obligated to make any changes to its capital structure which would change the number shares of common stock into which said notes shall be convertible at the then current conversion price. For purposes of this analysis the Company calculates needed reserves based on the last trading day for the period ending September 30, 2015. Based on this calculation, the Company has sufficient authorized common shares to convert all convertible notes, and exercise all outstanding warrants from the unissued common shares as of September 30, 2015, and as of the date of this filing.

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

The following table summarizes information about the Company’s stock options:

	September 30, 2015			December 31, 2014
	Number of Options	Weighted Average exercisable Price		Number of Options	Weighted Average exercisable Price
Options outstanding, beginning of period	200,000	$0.25		1,283,000	$0.25
Granted	-	-		-	-
Exercised	-	-		(50,000)	(0.25)
Forfeited	-	-		(1,033,000)	(0.25)
Expired	200,000	$0.25		-	-

Options outstanding, end of period	-		-	200,000	0.25

There were no stock options issued in 2015 or 2014 by the Company. The latest options issued in 2013 were determined using the Black-Scholes option–pricing model using the following weighted-average assumptions:

Risk-free interest rate	0.32%
Dividend yield	-
Volatility	152.50%
Expected life in years	2 years
Exercise price	$0.25

Stock options-based compensation expense included in the consolidated statements of operations for the nine and three months ended September 30, 2015 and 2014 were $0.

BREATHE ECIG CORP.
(FORMERLY DNA PRECIOUS METALS, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2015

NOTE 5-	STOCKHOLDERS’ DEFICIT (CONTINUED)

Warrants

Cashless warrants under a July 14, 2015 stock purchase agreement totaling 4,000,000 at an exercise price of $0.20 per share and were scheduled to proportionately adjust such that the aggregate Exercise Price of this Warrant remain unchanged if the Company at any time while this Warrant is active pays a stock dividend or otherwise makes a distribution or distributions on shares of its common stock or any other equity or equity equivalent securities payable in shares of common stock; subdivides outstanding shares of common stock into a larger number of shares, combines (including by way of reverse stock split) outstanding shares of common stock into a smaller number of shares or issues by reclassification of shares of the common stock any shares of capital stock of the Company.

Under the agreement, at any time while warrants are outstanding, if the Company sells or grants any option to purchase, or sell or any common stock or common stock equivalents, at an effective price per share less than the exercise price then in effect but greater than $0.10 (price adjusted) will be considered a “dilutive issuance” and the holder of the warrant will be entitled to receive shares of common stock at an effective price per share that is less than the exercise price.

Cashless warrants registered in the name of such purchaser to purchase up to a number of shares of common stock equal to 100% of such purchaser shares for the first tranche, with an exercise price equal to $0.20, subject to adjustments whereby the Company may issue without further consideration.  In the event that the first adjusted price is higher than the per-share purchase price but lower than $.08 cents per share, 10% of the aggregate number of shares issued or issuable or 15% if equal to or lower than the per-share price.  The Company filed Form S-1 with the SEC under terms of this agreement on August 17, 2015.  On October 15, 2015, the Company filed a request for withdrawal of Form S-1 previously filed.   Pursuant to Rule 477 promulgated under the Securities Act of 1933, as amended (the “Securities Act”), the Company requested that the Securities and Exchange Commission consent to the withdrawal, effective as of the date hereof or at the earliest practicable date hereafter.

On August 25, 2015, the Company consented to an assignment agreement whereby the assignor received $265,000 cash in exchange for the transfer of rights pursuant to the securities purchase agreement dated July 2, 2015.  As part of this agreement, the Company directly paid to assignee $180,000 in exchange for the cancellation of associated rights of possession of warrants, price adjustments, additional stock issuance under original contract.

The following table summarizes the Company’s share warrants outstanding as of September 30, 2015 and December 31, 2014:

	September 30, 2015			December 31, 2014
	Number of warrants	Weighted average remaining life (years)	Weighted average exercise price	Number of warrants	Weighted average remaining life (years)	Weighted average exercise price

Warrants outstanding, beginning of year	1,540,625	1.5	$0.66	600,000	2	$0.71
Granted	-			940,625	1.6	0.63
	-
Exercised	(690,625)	-		-	-
Expired	(250,000)	-	-	-	-	-
Warrants outstanding, end of period	600,000	.3	$0.71	1,540,625	1.5	$0.66

The following table summarizes the ranges of exercise prices of outstanding warrants as of September 30, 2015.

September 30, 2015
Warrants Outstanding
	Weighted average	Weighted average
Number of options	remaining life (years)	exercise price

100,000	0.3	0.50
500,000	0.3	0.75

600,000	.3	$0.71

BREATHE ECIG CORP.
(FORMERLY DNA PRECIOUS METALS, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2015

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

Description	Amount
License Agreement / Commercialization Fees - 2 years dated 3/31/15
Stock issued	$100,000

Total	$100,000
Less: Accumulated Amortization	25,034
Net September 30, 2015	$74,966

Issued 2,666,667 shares of Company common stock	2,666,667
at $0.01 per share.	$0.0375

Share value	$100,000

NOTE 7-	RELATED PARTY TRANSACTIONS

On August 24, 2015, the Company, received unsecured funds from Peter Comito in the amount of $50,000.  The Company intend to convert these funds into equity through the issuance of common shares of stock.

On September 22, 2015, Giovanni Comito purchased 10,400,000 shares of the Company’s common stock, par value $0.001, from Joshua Kimmel, the Company’s Chief Executive Officer, Chief Financial Officer and member of the Board of Directors, for an aggregate purchase price of $75,000.  All such shares were “restricted securities” at the time of the purchase and will continue to be “restricted securities” as such term is defined under Rule 144 of the Securities Act of 1933, as amended.

On September 22, 2015, the Company issued an unsecured promissory note to Kimmel in consideration for gross proceeds to the Company of $75,000 (for which constitutes all proceeds received by Kimmel as part of the Comito Purchase).  The Kimmel Note accrues interest at 4.5% per annum unless there is an event of default, in which case the interest rate increases to 9.0% per annum.  The entire principal amount and all accrued but unpaid interest under the Kimmel Note will be due and payable by the Company no later than September 22, 2016.

On September 30, 2015, the Company, issued an unsecured promissory note to Giovanni Comito in consideration for gross proceeds to the Company of $400,000.  The Giovanni Comito Note accrues interest at 4.5% per annum unless there is an event of default in which case the interest rate increases to 9.0% per annum.  The entire principal amount and all accrued but unpaid interest under the Giovanni Comito Note will be due and payable by the Company no later than March 31, 2016.

BREATHE ECIG CORP.
(FORMERLY DNA PRECIOUS METALS, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2015

NOTE 8-	DEFERRED FINANCING FEES

Deferred financing fees result from the issuance of share warrants as finders’ fees in connection with flow-through financing completed on December 23, 2013. The fair value of the warrants amounted to $25,431 and was determined using the Black-Scholes option–pricing model. The deferred financing fees are being amortized over the life of the warrants which is 2 years. Amortization of deferred financing fees for the nine and three months ended September 30, 2015 was $9,537 and $3,179, respectively compared to the prior year of $0. Breathe assumed this asset as part of the reverse merger.

NOTE 9-	PROVISION FOR INCOME TAXES

As of September 30, 2015 there is no provision for income taxes, current or deferred.

Net operating losses carryforward	$2,623,100
Valuation allowance	(2,623,100)
$-

The Company has approximately $7,715,000 in net operating losses as of September 30, 2015. A reconciliation of the Company’s effective tax rate as a percentage of income before taxes and the statutory rate for six months ended September 30, 2015 is summarized below:

Federal rate	34%
State rate	-

Combined Tax Rate	34%
Valuation allowance	(34%)
0%

NOTE 10-	COMMITMENTS

The Company had the following financial commitments, represented by rental lease agreements, as of September 30, 2015:

Year ending December 31,
2015	$3,561
2016	14,435
2017	14,770
2018	6,213
Total	38,979

Rent expense under the lease agreements for the nine and three months ended September 30, 2015 was $4,748 and $3,561.

On March 15, 2015 the Company entered into a 38 month lease agreement for office space 322 Nancy Lane, Suite 7, Knoxville, Tennessee.   This office will be the operational headquarters for the Company.

NOTE 11-	CURRENT LITIGATION

Typenex Dispute

On May 18, 2015, Typenex Co-Investment, LLC (“Typenex”) filed a binding arbitration notice against the Company in the State of Utah, Case No. 150903317 (the “Utah Lawsuit”) regarding a certain Warrant to Purchase Shares of Common Stock (the “Warrant”) issued by the Company to Typenex on April 28, 2014 (the “Arbitration”) in connection with a Convertible Promissory Note of the same date (the “Note”).  On April 29, 2015, Typenex sent a Notice of Exercise to the Company for the issuance of 7,541,511 shares of the Company’s common stock (the “Initial Shares”) based on a cashless exercise provision contained in the Warrant along with an opinion letter indicating the shares should be issued without restrictive legend pursuant to Rule 144 under the Securities Act of 1933, as amended.  The Company immediately filed for an emergency injunction in the State of New Jersey, the location of the Company’s transfer agent.  The injunction was granted The Company has filed a response and counterclaim to the Arbitration notice alleging, among other things, that Typenex did not fulfill its obligations under the original Note and failed to disclose material matters regarding Typenex and its principal to the Company and requested damages and attorneys’ fees be paid by Typenex to the Company.

BREATHE ECIG CORP.
(FORMERLY DNA PRECIOUS METALS, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2015

NOTE 11-	CURRENT LITIGATION (CONTINUED)

Typenex Dispute (Continued)

On September 8, 2015, the Company’s transfer agent was required to release the Initial Share to Typenex as a result of the Company failing to maintain the bond requirement agreed to by the Company and Typenex as part of the injunction.  The number of Initial Shares is based on a price reset to equal the conversion price associated with the Note. The price reset which resulted in the partial conversion to 7,541,511 common shares based on the difference between the current market value (market price of $0.25 multiplied by exercise shares of 690,625) and the exercise price ($0.0375) multiplied by number of exercise shares (690,625.) This number is then divided by the adjusted price of the common stock ($0.01946.)

On October 13, 2015, Typenex and the Company participated in a mediation in an attempt to resolve the Utah Lawsuit without either party having to incur additional legal and court fees.  As a result of the mediation and in order to resolve the Utah Lawsuit and the Arbitration and all other disputes between,  on November 17, 2015 (the “Typenex Effective Date”), the Company and Typenex entered into a Settlement Agreement, Waiver and Release of Claims (the “Settlement Agreement”) and related Exchange Agreement (the “Exchange Agreement”), Pursuant to the terms of the Settlement Agreement and Exchange Agreement, the Company agreed to issue to Typenex 8,000,000 shares of the Company’s common shares of stock in exchanges for any rights Typenex may or may not have had under the Warrant. The Company will deliver the shares to Typenex in two installments: (i) 4,000,000 Shares with five trading days of the Effective Date (the “First Installment Shares”) and (ii) 4,000,000 Shares on or before January 1, 2016 (the “Second Installment Shares”).  The First Installment Shares and the Second Installment Shares are collectively referred to herein as the Typenex Shares.

Additionally, pursuant to the Settlement Agreement, beginning on January 1, 2016, Typenex shall have the right to put the Typenex Shares back to the Company (the “Put Right”) at the following prices: (a) for Typenex Shares put to the Company from January 1, 2016 to April 30, 2016 the price will be $0.01 per share; (b) for Typenex Shares put to the Company from May 1, 2016 to August 31, 2016 the price will be at $0.02 per share; and (c) any Typenex Shares put to Company between September 1, 2016 and December 31, 2016 the price will be at $0.03 per share. Typenex shall have the right to put up to 666,667 Typenex Shares per month to Company (the “Monthly Put Amount”) per month.  If the number of Typenex Shares put to Company in a given month is less than the Monthly Put Amount such difference, the “Rollover Shares”, Typenex shall have the right to put such Typenex Shares to Company at any time in the same or immediately succeeding period.  In addition to the Monthly Put Amount, Typenex shall also have the right to put up to 666,667 Rollover Shares per month to Company.  At such time that Typenex’s Net Sales (gross proceeds of sales of the Typenex Shares sold in a minus any trading commissions or costs associated with clearing and selling such Typenex Shares minus the purchase price paid for any shares of Common Stock purchased on the open market) of Typenex Shares is equal to or greater than $200,000, Typenex’s Put Right shall automatically terminate and Typenex shall have no further rights to put Typenex Shares or Rollover Shares.

Additionally, Typenex agreed that during any calendar week it would not sell more Typenex Shares than the greater of (i) 10% of the weekly trading volume of the Common Stock as reported on Bloomberg, L.P. or (ii) an aggregate market value of $5,000.

Upon execution of the Settlement Agreement and Exchange Agreement, both parties released all claims each may have against the other relating to any other agreements to which both may be party except for any disputes that may arise under the Settlement Agreement, Exchange Agreement and the documents ancillary to both.  Under the Settlement Agreement, the Company executed a Confession of Judgment in the amount of $500,000 (the “Confession of Judgment”).  In the event the Company commits a material breach of the Settlement Agreement which is not cured within five trading days, Typenex shall have the right to enforce the Confession of Judgment.  The Confession of Judgment, if filed as set forth above, would carry an interest rate of 12% until paid.

BREATHE ECIG CORP.
(FORMERLY DNA PRECIOUS METALS, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2015

NOTE 11-	CURRENT LITIGATION (CONTINUED)

Trademark dispute

On August 5, 2015, the Company received a notice from Breathe, LLC, a Florida limited liability company (“Breathe LLC”), that the Company was violating Breathe LLC’s trademark rights under U.S. Trademark Registration No. 4,633,887 for the name “Breathe” filed on September 27, 2013 and a demand for the Company to immediately cease and desist from such use.  The Company believes that it has rights of prior use to the name “Breathe” under the federal trademark laws.  As such, on August 10, 2015, the Company filed (i) a Petition for Cancellation with the United States Patent and Trademark Office regarding U.S. Trademark Registration No. 4,633,887 and (ii) a Complaint against Breathe LLC in the United States District Court of Eastern District of Tennessee (the "Tennessee Court"), Civil Action No. 3:15-cv-00345 requesting a declaratory judgment regarding the Company’s rights to use the trademark.  A default judgment is currently pending in the Tennessee Court against Breathe LLC for failure to respond to the Tennessee Court complaint.  Breathe LLC has requested the default judgment not be entered and that it be given an extension of time to respond.  The Tennessee Court has not ruled on Breathe LLC’s request as of the date of the filing of this Form 10-Q.  On August 16, 2015, the Company was notified that on August 12, 2015 Breathe LLC filed a Complaint in the United States Southern District Court of New York (the “New York Court”), Civil Action N. 1:15-cv-06403, against the Company and its Chief Executive Officer, Joshua Kimmel, demanding, among other things, damages of $5,000,000 and an injunction restraining the Company from using the name “Breathe”.  On November 8, 2015, the New York Court held a hearing regarding Breathe LLC’s request for a preliminary injunction.  On the same day, the New York Court entered an order denying Breathe LLC’s request for a preliminary injunction finding "uncontroverted evidence showing that Kimmel began distributing, promoting and advertising electronic cigarettes with the "Breathe" mark prior to September 27(, 2013).".  Despite the New York Court’s denial, the overall litigation continues.  Although the Company believes it will prevail on the merits, there can be no guaranty that it will do so.  If the Company is unable to prevail, it may be required to market its products under a different name.

NOTE 12-	CUSTOMER RISK

During the three months ended September 30, 2015 the Company has sales through two distributors which operate regionally and respectively in the New York City and the Knoxville, Tennessee markets.  Nearly all of the Company's current revenue is being derived from two distributor relationships. The total sales to distributors in the nine and three months ended September 30, 2015 was for $69,345 and $63,345 respectively.  For the nine and three months ended September 30, 2015 the Company had associated cost of goods sold of $62,637 and $55,580, respectively.  For the three months ended September 30, 2015 the Company recognized its first online sales through its website with gross sales of $873 and associated cost of goods sold of $367.  The Company will continue to develop the distributor and online sales channels as well as the wholesale channel.  Being that there was only sales to two distributors and very minimal online transaction made being and that the Company is in the initial phase of business development there is a very strong risk that the Company will not be able to gain sufficient market penetration to generate enough revenue to support continuing operations.  Management believes that through strategic partnership and marketing alliances it will be able to successfully gain market share. The Company's failure to maintain these relationship in the future would materially and adversely impact future operating results. In the third fiscal quarter of 2015, although management continues to add new distribution relationships and points of sales, there is no guaranty that these efforts will be successful and if the current distributor becomes dissatisfied with the Company's performance or its products, operating results would be negatively and materially impacted.

NOTE 13-	FAIR VALUE MEASUREMENTS

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

The following table represents the fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2015:

	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$117,234	-	-	$117,234
Investment	-	100,000	-	100,000

BREATHE ECIG CORP.
(FORMERLY DNA PRECIOUS METALS, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2015

NOTE 14-	SUBSEQUENT EVENTS

On October 2, 2015 the Company paid $34,000 in cash to a noteholder on an 8% convertible note with an original face value of $31,500 dated March 6, 2015.  At the time of payment, the note had an unconverted principal balance of $17,000 and accrued unpaid interest of $779.  The Company will recognize a loss on this debt conversion in the amount of $16,221.

On October 7, 2015, the Company, issued an unsecured Promissory Note to Bureaucom Inc., a Canadian corporation, in consideration of gross proceeds to the Company of $100,000.  This note accrues interest at 4.5% per annum unless there is an event of default in which case the interest rate increases to 9.0% per annum.  The entire principal amount and all accrued but unpaid interest under this note will be due and payable by the Company no later than April 7, 2016.

On October 13, 2015, Typenex and the Company participated in a mediation in an attempt to resolve the Utah Lawsuit without either party having to incur additional legal and court fees.  As a result of the mediation and in order to resolve the Utah Lawsuit and the Arbitration and all other disputes between,  on November 17, 2015 (the “Typenex Effective Date”), the Company and Typenex entered into a Settlement Agreement, Waiver and Release of Claims (the “Settlement Agreement”) and related Exchange Agreement (the “Exchange Agreement”), Pursuant to the terms of the Settlement Agreement and Exchange Agreement, the Company agreed to issue to Typenex 8,000,000 shares of the Company’s common shares of stock in exchanges for any rights Typenex may or may not have had under the Warrant. The Company will deliver the shares to Typenex in two installments: (i) 4,000,000 Shares with five trading days of the Effective Date (the “First Installment Shares”) and (ii) 4,000,000 Shares on or before January 1, 2016 (the “Second Installment Shares”).  The First Installment Shares and the Second Installment Shares are collectively referred to herein as the Typenex Shares.

On October 14, 2015 the Company issued 5,000,000 shares of common stock to holder of a convertible note dated March 11, 2015.  The noteholder converted $10,501 of principal and $499 of interest for the shares.  The applicable conversion price was $0.0022.  The note had an original face value of $52,500.  Upon this conversion, the note had a balance of $26,999.  This note was fully satisfied on the same day with the cash payment of $65,000 in cash.  At the time of the payoff the noteholder had interest accrued and unpaid of $1,776.  The Company will recognize a loss on this debt conversion in the amount of $42,225.

On October 14, 2015 the Company paid $116,684 in cash to a noteholder on a 12% convertible note with an original face value of $82,500 dated May 22, 2015.  At the time of payment, none of the face value had been converted to shares of common stock and accrued unpaid interest of $3,960.  The Company will recognize a loss on this debt conversion in the amount of $30,224.

On October 14, 2015, the Company issued an unsecured Promissory Note to 3476863 Canada Inc. in consideration of gross proceeds to the Company of $100,000.  The 3476863 Note accrues interest at 4.5% per annum unless there is an event of default in which case the interest rate increases to 9.0% per annum.  The entire principal amount and all accrued but unpaid interest under this note will be due and payable by the Company no later than April 14, 2016.

On October 15, 2015, the Company filed a request for withdrawal of Form S-1 previously filed.   Pursuant to Rule 477 promulgated under the Securities Act of 1933, as amended (the “Securities Act”), the Company requested that the Securities and Exchange Commission consent to the withdrawal, effective as of the date hereof or at the earliest practicable date hereafter. The Company’s Registration Statement on Form S-1, File Number 333-206431, together with all exhibits thereto initially filed with the Commission on August 17, 2015.

At this time the Company and its investor have determined not to proceed with the public offering contemplated by the Registration Statement. The Registration Statement has not been declared effective by the Commission and the Company hereby confirms that no securities were sold in connection with the offering described in the Registration Statement. Therefore, withdrawal of the Registration Statement is consistent with the public interest and the protection of investors, as contemplated by paragraph (a) of Rule 477.

BREATHE ECIG CORP.
(FORMERLY DNA PRECIOUS METALS, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2015

NOTE 14-	SUBSEQUENT EVENTS (CONTINUED)

On October 16, 2015, the Company issued an unsecured Promissory Note to Natter Investments Inc., a Canadian corporation, in consideration of gross proceeds to the Company of $50,000. The Natter Investments accrues interest at 4.5% per annum unless there is an Event of Default in which case the interest rate increases to 9.0% per annum.  The entire principal amount and all accrued but unpaid interest under the Natter Investments will be due and payable by the Company no later than April 16, 2016.

On October 20, 2015, the Company issued an unsecured Promissory Note to the Peter Comito Family Trust in consideration of gross proceeds to the Company of $50,000.  The note accrues interest at 4.5% per annum unless there is an event of default in which case the interest rate increases to 9.0% per annum.  The entire principal amount and all accrued but unpaid interest under the Family Trust Note will be due and payable by the Company no later than April 20, 2016.

On October 21, 2015, the Company paid $53,000 in cash as the first of two payments to the holder of a note dated April 22, 2015 with a face value of $53,000 and accrued interest of $2,738.  The Company will recognize a loss on the debt conversion in the amount of $27,900.

On October 28, 2015, the Company paid $30,638 in cash as the second of two payments to the holder of a note dated April 22, 2015 with a face value of $53,000 and accrued interest of $2,738.  The Company will recognize a loss on the debt conversion in the amount of $27,900 (as stated in the previous paragraph).

On October 28, 2015 the Company received $50,000 cash under an LOI asset purchase agreement whereby a group of investors intend to purchase assets of the Company. The assets to be acquired are all rights and privileges related to those certain patent applications currently pending with the USPTO under the following application serial numbers: (i) 14/817/562 filed on August 4, 2015, and any and all other related patents as of the closing of this agreement. For consideration of $1,000,000 payable immediately upon the closing of the transaction. Additionally, Buyer shall receive 100,000,000 shares of Company common stock, par value $0.0001, payable as follows: (i) 56,500,000 shares of Common Stock shall be delivered directly to Buyer by Kimmel from the shares of Common Stock held by him at such time and (ii) the remaining 43,500,000 shares of Common Stock shall be delivered directly to Buyer by Seller.  This transaction has not closed.

On November 4, 2015, the Company received $50,000 cash under an LOI asset purchase agreement (explained above) whereby a group of investors intend to purchase assets of the Company.

On November 8, 2015, the New York Court held a hearing regarding Breathe LLC’s request for a preliminary injunction.  On the same day, the New York Court entered an order denying Breathe LLC’s request for a preliminary injunction.  Despite the New York Court’s denial, the overall litigation continues.  Although the Company believes it will prevail on the merits, there can be no guaranty that it will do so.  If the Company is unable to prevail, it may be required to market its products under a different name.

On November 10, 2015 the Company filed Amendment No. 1 on Form 10-Q/A to amend and restate in their entirety the following items of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 as originally filed with the Securities and Exchange Commission on August 14, 2015. (the “Original Form 10-Q”): (i) Item 1 of Part I “Financial Information,” (ii) Item 2 of Part I, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” (iii) Item 4 of Part I, “Controls and Procedures,” and (iii) Item 6 of Part II, “Exhibits”, and we have also updated the signature page, the certifications of our Chief Executive Officer and Chief Financial Officer in Exhibits 31.1 and 32.1, and our financial statements formatted in Extensible Business Reporting Language (XBRL) in Exhibits 101.

On November 10, 2015 the Company filed Amendment No. 1 on Form 10-Q/A to amend and restate in their entirety the following items of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 as originally filed with the Securities and Exchange Commission on May 15, 2015 (the “Original Form 10-Q”): (i) Item 1 of Part I “Financial Information,” (ii) Item 2 of Part I, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” (iii) Item 4 of Part I, “Controls and Procedures,” and (iii) Item 6 of Part II, “Exhibits”, and we have also updated the signature page, the certifications of our Chief Executive Officer and Chief Financial Officer in Exhibits 31.1 and 32.1, and our financial statements formatted in Extensible Business Reporting Language (XBRL) in Exhibits 101.

On November 12, 2015, the Company issued a one year, 4.5% promissory note in the amount of $50,000 to an assignee of an August 25, 2015, assignment agreement pursuant to the securities purchase agreement dated July 2, 2015.  As part of this agreement, the Company directly paid to assignee $180,000 in exchange for the cancellation of associated rights of possession of warrants, price adjustments, additional stock issuance under original contract. The $50,000 was further consideration in exchange for any and all rights of assignee under purchase agreement and all transaction documents effective September 30, 2015

On November 18, 2015, the Company paid $197,954 in cash to the holder of a note dated May 22, 2015 with a face value of $137,500 and accrued unpaid interest of $5,408. The Company will recognize a loss on the debt conversion in the amount of $55,046.

ITEM 2.                      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The discussion of the financial condition and results of operations of the Company set forth below should be read in conjunction with the consolidated financial statements and related notes thereto included elsewhere in this Form 10-Q. This Form 10-Q contains forward-looking statements that involve risks and uncertainties. The statements contained in this Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27a of the Securities Act and Section 21e of the Exchange Act. When used in this Form 10-Q, or in the documents incorporated by reference into this Form 10-Q, the words “anticipate”,“believe”,“estimate”,“intend” and “expect” and similar expressions are intended to identify such forward-looking statements. Such forward-looking statements include, without limitation, the statements regarding the Company’s strategy, future sales, future expenses, future liquidity and capital resources. All forward-looking statements in this Form 10-Q are based upon information available to the Company on the date of this Form 10-Q, and the Company assumes no obligation to update any such forward-looking statements. The Company’s actual results could differ materially from those discussed in this Form 10-Q. Factors that could cause or contribute to such differences (“Cautionary Statements”) include, but are not limited to, those discussed in Item 1. Business — “Risk Factors” and elsewhere in the Company’s Annual Report on Form 10-K, which are incorporated by reference herein and in this report. All subsequent written and oral forward-looking statements attributable to the Company, or persons acting on the Company’s behalf, are expressly qualified in their entirety by the Cautionary Statements.

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

Since formation, Breathe has operated as a development stage company that develops, markets and distributes electronic cigarettes (“E-cigarettes”), vaporizers, e-liquids (i.e., liquid nicotine) and related accessories.  As of September 30, 2015 Breathe had nominal revenues and limited assets.

E-cigarettes and vaporizers are replacements for traditional cigarettes allowing smokers to reproduce the smoking experience.  Although they do contain nicotine, E-cigarettes and vaporizers do not burn tobacco and are not smoking cessation devices.

Breathe’s line of products focus on E-cigarettes.  The present day E-Cigarette is a smokeless, battery-powered device that vaporizes liquid nicotine for delivery via inhalation by the user.  The E-Cigarette does not contain tobacco, only nicotine derived from the tobacco plant and trace amounts of secondary chemical ingredients.  The component parts of an E-Cigarette are the nicotine cartridge; the atomizer (which vaporizes the liquid nicotine); the rechargeable battery that powers it; and a light-emitting diode (LED) indicator at the end that is activated when the user draws in air (collectively referred to as the “Component Parts”).  Breathe partners with manufacturers in the United States  who are responsible for producing the liquid nicotine filling the nicotine cartridge with liquid nicotine; thereby ensuring a safe and high standard process for producing a consumer product.

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

The market for e-cigarettes specifically is indicated by the bracketed "ECIG" category.

BUSINESS STRATEGY

Breathe’s strategic goal is to profitably expand its operations.    The business strategies employed by Breathe to achieve this goal are defined succinctly through the Company’s mission statement of creating Socially Responsible Innovation   in the E-Cigarette and Vaporizer industries and by fulfilling the following objectives:

•	Building a strong brand through a concentration of operational focus on the design, market and distribution of exceptional quality electronic cigarettes and vaporizers.

•	Specializing in the development of great tasting proprietary organic and naturally flavored e-liquids with nicotine from Tennessee-sourced Tobacco plants.

•	Exceptional Packaging – The Company’s high-end products comprise high quality packaging, unique and customizable labeling for specific customers and retailers.

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

Pricing, Sales Model; e-Commerce and Retail

Breathe offers its Products at prices, determined based on pricing strategies that are developed by the Company from time to time and which management believes to be best suited to achieve the Company’s goals at such time. These pricing strategies are based on a number of factors, including the needs and behaviors of customers, purchase volumes, market specific criteria, and the Company’s costs of goods.

The price of the brand portfolio of products are broken down as follows, with prices varying based on product type and distribution channel (e-commerce vs. distributor vs. wholesale):

Product	e-Cig Starter Kit	e-Cig Refill Kits
	(w/2 cartridges)	(w/3 cartridges)
E-Commerce Price	$18.95	$9.95
Wholesale	10	5
Distributor	7	4

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

Procurement and Distribution

In launching E-Cigarette lines, the Company must be able to coordinate procuring the Component Parts, manufacturing the product, packaging the product, storage, distribution and order processing.  The Company has been in discussions with a Canadian-based and Chinese based manufacturer who will produce the pen devices.  The Company has engaged with a U.S. based manufacturer who will produce the e-liquids and who will also fill the cartridges with the e-liquids, which in turn will allow all of the Company’s consumables to be U.S. oriented.  Therefore, after the pen devices are manufactured overseas, the e-liquid filled cartridges will be inserted in the U.S. and ready for distribution.

The Company has engaged with a distribution center and warehouse located in Knoxville, TN who procures the component goods from the manufacturers and other suppliers, package the Company’s products for distribution, manage purchase orders and the electronic data interchange.

Additionally, the distribution partner, under the supervision of the Company’s leadership, will be responsible for negotiate pricing and payment terms with suppliers, manufacture and package the products and coordinate payment to the suppliers.

Finally, the Company’s experienced leadership team is responsible for all component costs, transportation, assembly costs and a management fee paid to the Distribution and Manufacturer.

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

Distributor and Wholesale Distribution:

The Company has developed and continues to develop unique and distinct brands for its E-cigarette Products for purposes of marketing and selling such branded E-cigarette Products, initially in North America, China, Africa, and Europe, through retail and wholesale distribution channels, including convenience stores, retail chains, wholesale trade, pharmacies, gas stations, hotels, industrial customers, clubs, casinos and duty free stores.

In addition, the Company intends to enter into exclusive agreements with various distributors providing them with exclusivity on certain brands of Product in defined territories and markets worldwide.

E-Commerce:

The Company distributes its branded Products through its website, www.breathecig.com, and other online sales platforms. Through its e-commerce sales initiatives, the Company hopes to generate recurring purchases of its exclusive brands of E-cigarettes from customers who are legally allowed to purchase cigarettes in the United States and other regions.  Management expects that its marketing strategy will include various forms of social media as a key element in its marketing strategies and in further establishing and growing the Company’s business.

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

Management’s Discussion and Analysis

Results of Operations for Nine and Three Months Ended September 30, 2015 and 2014

Operating Revenue

For the three months ended September 30, 2015 the Company began shipping products to wholesale, distributor and online customers.  The following chart shows the in the current sales by item currently offered.  The other item includes shipping revenue, miscellaneous revenue or revenue from prior generation products.
Breathe total operating revenue by item for current items offered

Total Revenue by Item	For the nine months ended September 30				For the three months ended September 30
Inventory Item	2015	2014	Change	% Change	2105	2014	Change	% Change
Breathe Starter Kit (all flavors)	$40,630	-	40,630	100%	$40,630	-	40,630	100%
Breathe Refill Kit (all flavors)	20,919	-	20,919	100%	20,919	-	20,919	100%
Display Case	3,250	-	3,250	100%	3,250	-	3,250	100%
Other	5,419	-	5,419	100%	(581)	-	(581)	100%
Total	$70,218	$-	$70,218	100%	$64,218	$-	$64,218	100%

The Company is currently developing our business through internet marketing via SEO optimization and through the development of distributor relationship.  As a result we have not developed a material or consistent pattern of revenue generation. For the nine and three months ended September 30, 2015, we generated revenue of $70,218 and $64,218, respectively, compared to no revenue for the same period the prior year. The Company has realized a gross income for the nine and three months ended September 30, 2015 of $7,214 and $8,217, respectively compared to $0 for the same period in the prior year.

Cost of Sales

For the three months ended September 30, 2015 the Company began shipping products to wholesale, distributor and online customers.  The following chart shows the in the gross margin and gross margin percentage for the nine and three months ending September 30, 2015.  The margin percentage on sales for the three months ended September 30, 2015 is better by 2.6% increasing from 10.3% to 12.9% compared to $0 in the same periods in the prior year.  This increase is due to a loss on prior generation product sales in the three months ended June 30, 2015.

Consolidated Cost of Goods Sold and gross margin on operating results for comparative periods
	For the nine months ended September 30				For the three months ended September 30
	2015	2014	Change	% Change	2015	2014	Change	% Change
Total Revenues	$70,218	$-	$70,218	100%	$64,218	$-	$64,218	100%
Total cost of goods sold	$(63,004)	-	(63,004)	100%	(55,947)	-	(55,947)	100%
Gross Margin	$7,214	$-	$7,214	100%	$8,271	$-	$8,271	100%

Cost of good sold percentage	10.3%	-	10.3%	100.0%	12.9%	-	12.9%	100.0%

Research and development expense. For the nine and three months ended September 30, 2015 research and development expense was $2,188 and $10 compared to $0 for the same period in the prior year.  Research and development expense is comprised largely of the purchase of product samples and other research expense.

Marketing, advertising and promotion. For the nine and three months ended September 30, 2015 marketing, advertising and promotion expense was $534,163 and $95,930 respectively compared to $0 for the same period in the prior year.  The Company incurred promotional and merchandise costs $400,333 and $47,245 compared to $0 for the same period in the prior year.   For the nine and three months ended September 30, 2015 the company also incurred customer management and online website SEO optimization expense of $48,585 and $26,999 respectively compared $0 for the same period in the prior year.  Other marketing costs include consulting, online and print advertising and distributor marketing costs

Salaries and related expenses, including stock-based compensation. For the nine and three months ended September 30, 2015 salary and related expense was $167,810 and $53,660, respectively, compared to $0 for the same period in the prior year.   All amounts incurred were for employee related costs and taxes.  There is no stock-based compensation for the nine months ended September 30, 2015.

Professional fees. For the nine and three months ended September 30, 2015 professional fees were $5,944,768 and $329,725, respectively, versus $0 for the same period in the prior year. Professional fees include consulting, legal fees and accounting fees. For the nine in three months ended September 30, 2015 the Company recognized consulting fees paid in the form of common stock of $5,547,305 and $462,823, respectively, compared to $0 dollars for the same period in the prior year. For the nine and three months ended September 30, 2015 the Company recognized legal fees of $248,375 and $105,499, respectively, compared to $0 dollars for the same period in the prior year.  For the nine and three months ended September 30, 2015 the Company recognized accounting fees of $30,500 and $25,500, respectively, compared to $0 dollars for the same period in the prior year.

Rent.  Rent expense for the nine and three months ended September 30, 2015 was $4,748 and $3,561 compared to $0 in the same period for the prior year.  Rent expense is incurred for the Company’s main office location in Knoxville Tennessee.

Depreciation and amortization.  For the nine and three months ended September 30, 2015 depreciation and amortization expense were $25,034 and $12,585, respectively, compared to $0 for the same period in the prior-year.  This expense is for the amortization of commercialization fees related to stock issued pursuant to March 31, 2015, non-exclusive license agreement the Company entered into with Tauriga Sciences, Inc. in the amount of $100,000 to be amortized over two years.

General and administrative. For the nine and three months ended September 30, 2015 General and administrative expense was $421,703 and $168,087, respectively, compared to $6,939 and $2,179, respectively, for the same period in the prior-year.

Net loss from operations

	NINE MONTHS ENDED				THREE MONTHS ENDED
	SEPTEMBER 30,				SEPTEMBER 30,
	2015	2014	Variance	% Variance	2015	2014	Variance	% Variance

OPERATING REVENUES
Sales	$70,218	-	70,218	100%	$64,218	-	64,218	100%

COST OF GOODS SOLD	100,504	-	100,504	100%	93,447	-	93,447	100%

GROSS MARGIN	(30,286)	-	(30,286)	100%	(29,229)	-	(29,229)	100%

OPERATING EXPENSES
Research and development	2,188	-	2,188	100%	10	-	10	100%
Marketing, advertising and promotion	534,163	-	534,163	100%	95,930	-	95,930	100%
Salaries and related expenses, including stock-based compensation	167,810	-	167,810	100%	53,660	-	53,660	100%
Professional fees	5,944,768	-	5,944,768	100%	329,725	-	329,725	100%
Rent	4,748	-	4,748	100%	3,561	-	3,561	100%
Depreciation and amortization	25,034	-	25,034	100%	12,585	-	12,585	100%
General and administrative	421,703	6,939	414,764	5977%	168,087	2,179	165,908	7614%
Total operating expenses	$7,100,415	6,939	7,093,476	102226%	663,559	2,179	661,380	30352%

LOSS BEFORE OTHER EXPENSE	$(7,130,701)	(6,939)	(7,123,762)	102663%	$(692,788)	(2,179)	(690,609)	31694%

Net loss. Net loss for the nine and three months ended September 30, 2015 totaled $7,714,587 and $1,038,807, respectively compared to $6,939 and $2,179 for same period the prior year.

Liquidity and Capital Resources

Total assets

To date, our operations have been primarily funded through debt and equity financing. During the nine months ended September 30, 2015, we raised $770,250 through the issuance of various convertible notes from non-related third parties and $525,000 from related parties and $1,047,270 through the sale of our common stock.

At September 30, 2015 we had cash of $117,234, prepaid expenses of $734,235, inventory value of $258,264 and net accounts receivable of $43,481.  Total current assets were $1,153,214.  Our net deferred financing fees were $2,829, net commercialization fees were $74,966 and our investment in Tauriga Sciences, Inc. totaled $100,000. Total assets were $1,331,009 as of September 30, 2015. At December 31, 2014, we had cash totaling $13,346 which comprised our total assets.

Total liabilities

Current liabilities at September 30, 2015 totaled $1,891,054 as compared to $50,606 at December 31, 2014. Of our current liabilities as of September 30, 2015 included $484,855 related to current notes payable, net OID of $25,145 as well as accrued interest of $133,078. Notes payable for related parties for the period ended September 30, 2015 was $525,000 compared to $5,000 at December 31, 2014.  Other current liabilities at September 30, 2015 were deferred revenues and fees of $100,000, a liability to issue stock in accordance with a settlement agreement the company had entered at September 30, 2015 of $52,500 and accounts payable of $595,621 compared to $45,606 at December 31, 2014. We had no long- term liabilities at September 30, 2015 or December 31, 2014.

We do not believe that our cash on hand at September 30, 2015 will be sufficient to fund our current working capital requirements.  We will continue to seek additional equity financing. However, there is no assurance that we will be successful in our equity private placements or if we are that the terms will be beneficial to our shareholders.

Cash flow from operations. During the nine months ended September 30, 2015 the company had a negative cash flow from operations in the amount of $1,806,389 compared to negative cash flow from operations of $1,070 for the same period in the prior-year.

Cash flow from investing activities. During the nine months ended September 30, 2015 the company received $0 from investing activities compared to the same period in the prior-year.

Cash flow from financing. During the nine months ended September 30, 2015 the Company received $1,910,277 from financing activities compared to $400 for the same period in the prior year.  During the nine months ended September 30, 2015 the company received $770,250 in proceeds resulting from the issuance of convertible notes, $525,000 from promissory notes from related parties and $1,047,270 in proceeds from common stock issued.   During the nine months ended September 30, 2015 the company prepaid $190,000 in principal payments related to convertible notes. The company also initiated payments of $180,000 to re-purchase rights to a 4,000,000 common stock share issuance dated July 14, 2015 whereby the Company nullified the rights of price adjustment, warrant possession and additional share issuance. The company is in receipt of the underlying certificates pending re-issuance.  During the nine months ended September 30, 2014, the company received net member contributions in the amount of $400.

Going Concern Qualifications

The consolidated financial statements have been prepared on a going concern basis. The going concern basis of presentation assumes that the Company will continue in operation for the foreseeable future and be able to realize its assets and discharge its liabilities and commitments in the normal course of business. The Company has generated minimal revenues and has generated losses totaling $7,714,587 and $1,038,807 from continuing operations for the nine and three months ended September 30, 2015, respectively. The Company in the three months ended March 31, 2015 completed a business combination with Breathe and spun-off DNA Canada, Inc. in an effort to generate profitable operations moving forward. The Company anticipates that distribution of their products will occur in 2015. The Company’s continuation as a going concern is dependent upon, amongst other things, distribution of the products as well as continued financial support from its shareholders and lenders, attaining a satisfactory revenue level, attainment of profitable operations and the generation of cash from operations and the ability to secure new financing arrangements and new capital to carry out its business plan. These matters are dependent on a number of items outside of the Company’s control and there exists material uncertainties that may cast significant doubt about the Company’s ability to continue as a going concern. The Company can give no assurance that it will achieve profitability or be capable of sustaining profitable operations in its new business of Breathe. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of the carrying amounts of assets or the amount and classification of liabilities that might result if the Company is unable to continue as a going concern. These factors raise substantial doubt regarding the ability of the Company to continue as a going concern. The Company recently raised $770,250 in net debt proceeds and $1,040,270 of equity proceeds during the nine months ended September 30, 2015, to commence production of the Company’s products and pay for distribution.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURESABOUT MARKET RISK.

Not applicable

ITEM 4.	CONTROLS AND PROCEDURES.

As of the end of the period covered by this quarterly report on Form 10-Q/A, the Company’s Chief Executive Officer and Chief Financial Officer conducted an evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934). Based upon this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are not effective, specifically as a result of the required restatement of this Form 10-Q/A.

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

Typenex Dispute

On May 18, 2015, Typenex Co-Investment, LLC (“Typenex”) filed a binding arbitration notice against the Company in the State of Utah, Case No. 150903317 (the “Utah Lawsuit”) regarding a certain Warrant to Purchase Shares of Common Stock (the “Warrant”) issued by the Company to Typenex on April 28, 2014 (the “Arbitration”) in connection with a Convertible Promissory Note of the same date (the “Note”).  On April 29, 2015, Typenex sent a Notice of Exercise to the Company for the issuance of 7,541,511 shares of the Company’s common stock (the “Initial Shares”) based on a cashless exercise provision contained in the Warrant along with an opinion letter indicating the shares should be issued without restrictive legend pursuant to Rule 144 under the Securities Act of 1933, as amended.  The Company immediately filed for an emergency injunction in the State of New Jersey, the location of the Company’s transfer agent.  The injunction was granted. The Company has filed a response and counterclaim to the Arbitration notice alleging, among other things, that Typenex did not fulfill its obligations under the original Note and failed to disclose material matters regarding Typenex and its principal to the Company and requested damages and attorneys’ fees be paid by Typenex to the Company.

On September 8, 2015, the Company’s transfer agent was required to release the Initial Share to Typenex as a result of the Company failing to maintain the bond requirement agreed to by the Company and Typenex as part of the injunction.  The number of Initial Shares is based on a price reset to equal the conversion price associated with the Note. The price reset which resulted in the partial conversion to 7,541,511 common shares based on the difference between the current market value (market price of $0.25 multiplied by exercise shares of 690,625) and the exercise price ($0.0375) multiplied by number of exercise shares (690,625.) This number is then divided by the adjusted price of the common stock ($0.01946.)

On October 13, 2015, Typenex and the Company participated in a mediation in an attempt to resolve the Utah Lawsuit without either party having to incur additional legal and court fees.  As a result of the mediation and in order to resolve the Utah Lawsuit and the Arbitration and all other disputes between,  on November 17, 2015 (the “Typenex Effective Date”), the Company and Typenex entered into a Settlement Agreement, Waiver and Release of Claims (the “Settlement Agreement”) and related Exchange Agreement (the “Exchange Agreement”), Pursuant to the terms of the Settlement Agreement and Exchange Agreement, the Company agreed to issue to Typenex 8,000,000 shares of the Company’s common shares of stock in exchanges for any rights Typenex may or may not have had under the Warrant. The Company will deliver the shares to Typenex in two installments: (i) 4,000,000 Shares with five trading days of the Effective Date (the “First Installment Shares”) and (ii) 4,000,000 Shares on or before January 1, 2016 (the “Second Installment Shares”).  The First Installment Shares and the Second Installment Shares are collectively referred to herein as the Typenex Shares.

Additionally, pursuant to the Settlement Agreement, beginning on January 1, 2016, Typenex shall have the right to put the Typenex Shares back to the Company (the “Put Right”) at the following prices: (a) for Typenex Shares put to the Company from January 1, 2016 to April 30, 2016 the price will be $0.01 per share; (b) for Typenex Shares put to the Company from May 1, 2016 to August 31, 2016 the price will be at $0.02 per share; and (c) any Typenex Shares put to Company between September 1, 2016 and December 31, 2016 the price will be at $0.03 per share. Typenex shall have the right to put up to 666,667 Typenex Shares per month to Company (the “Monthly Put Amount”) per month.  If the number of Typenex Shares put to Company in a given month is less than the Monthly Put Amount such difference, the “Rollover Shares”, Typenex shall have the right to put such Typenex Shares to Company at any time in the same or immediately succeeding period.  In addition to the Monthly Put Amount, Typenex shall also have the right to put up to 666,667 Rollover Shares per month to Company.  At such time that Typenex’s Net Sales (gross proceeds of sales of the Typenex Shares sold in a minus any trading commissions or costs associated with clearing and selling such Typenex Shares minus the purchase price paid for any shares of Common Stock purchased on the open market) of Typenex Shares is equal to or greater than $200,000, Typenex’s Put Right shall automatically terminate and Typenex shall have no further rights to put Typenex Shares or Rollover Shares.

Additionally, Typenex agreed that during any calendar week it would not sell more Typenex Shares than the greater of (i) 10% of the weekly trading volume of the Common Stock as reported on Bloomberg, L.P. or (ii) an aggregate market value of $5,000.

Upon execution of the Settlement Agreement and Exchange Agreement, both parties released all claims each may have against the other relating to any other agreements to which both may be party except for any disputes that may arise under the Settlement Agreement, Exchange Agreement and the documents ancillary to both.  Under the Settlement Agreement, the Company executed a Confession of Judgment in the amount of $500,000 (the “Confession of Judgment”).  In the event the Company commits a material breach of the Settlement Agreement which is not cured within five trading days, Typenex shall have the right to enforce the Confession of Judgment.  The Confession of Judgment, if filed as set forth above, would carry an interest rate of 12% until paid.

Trademark Dispute

On August 5, 2015, the Company received a notice from Breathe, LLC, a Florida limited liability company (“Breathe LLC”), that the Company was violating Breathe LLC’s trademark rights under U.S. Trademark Registration No. 4,633,887 for the name “Breathe” filed on September 27, 2013 and a demand for the Company to immediately cease and desist from such use.  The Company believes that it has rights of prior use to the name “Breathe” under the federal trademark laws.  As such, on August 10, 2015, the Company filed (i) a Petition for Cancellation with the United States Patent and Trademark Office regarding U.S. Trademark Registration No. 4,633,887 and (ii) a Complaint against Breathe LLC in the United States District Court of Eastern District of Tennessee (the "Tennessee Court"), Civil Action No. 3:15-cv-00345 requesting a declaratory judgment regarding the Company’s rights to use the trademark.  A default judgment is currently pending in the Tennessee Court against Breathe LLC for failure to respond to the Tennessee Court complaint.  Breathe LLC has requested the default judgment not be entered and that it be given an extension of time to respond.  The Tennessee Court has not ruled on Breathe LLC’s request as of the date of the filing of this Form 10-Q.  On August 16, 2015, the Company was notified that on August 12, 2015 Breathe LLC filed a Complaint in the United States Southern District Court of New York (the “New York Court”), Civil Action N. 1:15-cv-06403, against the Company and its Chief Executive Officer, Joshua Kimmel, demanding, among other things, damages of $5,000,000 and an injunction restraining the Company from using the name “Breathe”.  On November 8, 2015, the New York Court held a hearing regarding Breathe LLC’s request for a preliminary injunction.  On the same day, the New York Court entered an order denying Breathe LLC’s request for a preliminary injunction finding "uncontroverted evidence showing that Kimmel began distributing, promoting and advertising electronic cigarettes with the "Breathe" mark prior to September 27(, 2013).".  Despite the New York Court’s denial, the overall litigation continues.  Although the Company believes it will prevail on the merits, there can be no guaranty that it will do so.  If the Company is unable to prevail, it may be required to market its products under a different name.

ITEM 1A.	RISK FACTORS.

Substantially all of our current revenue is derived from two distribution relationships. Our failure to maintain this relationship in the future would materially and adversely impact our future operating results.

For the three months ended September 30, 2015 began to recognize revenue through our online sales and distributor relationships.  Although, we have begun to generate revenue, this revenue is derived from two key distribution relationships and minimal online sales.  Although we continue to add new distribution relationships and points of sales, there is no guaranty that these efforts will be successful and if our current distributor becomes dissatisfied with our performance or our products, our operating results would be negatively and materially impacted.

Typenex Dispute

On May 18, 2015, Typenex Co-Investment, LLC (“Typenex”) filed a binding arbitration notice against the Company in the State of Utah, Case No. 150903317 (the “Utah Lawsuit”) regarding a certain Warrant to Purchase Shares of Common Stock (the “Warrant”) issued by the Company to Typenex on April 28, 2014 (the “Arbitration”) in connection with a Convertible Promissory Note of the same date (the “Note”).  On April 29, 2015, Typenex sent a Notice of Exercise to the Company for the issuance of 7,541,511 shares of the Company’s common stock (the “Initial Shares”) based on a cashless exercise provision contained in the Warrant along with an opinion letter indicating the shares should be issued without restrictive legend pursuant to Rule 144 under the Securities Act of 1933, as amended.  The Company immediately filed for an emergency injunction in the State of New Jersey, the location of the Company’s transfer agent.  The injunction was granted. The Company has filed a response and counterclaim to the Arbitration notice alleging, among other things, that Typenex did not fulfill its obligations under the original Note and failed to disclose material matters regarding Typenex and its principal to the Company and requested damages and attorneys’ fees be paid by Typenex to the Company.

On September 8, 2015, the Company’s transfer agent was required to release the Initial Share to Typenex as a result of the Company failing to maintain the bond requirement agreed to by the Company and Typenex as part of the injunction.  The number of Initial Shares is based on a price reset to equal the conversion price associated with the Note. The price reset which resulted in the partial conversion to 7,541,511 common shares based on the difference between the current market value (market price of $0.25 multiplied by exercise shares of 690,625) and the exercise price ($0.0375) multiplied by number of exercise shares (690,625.) This number is then divided by the adjusted price of the common stock ($0.01946.)

On October 13, 2015, Typenex and the Company participated in a mediation in an attempt to resolve the Utah Lawsuit without either party having to incur additional legal and court fees.  As a result of the mediation and in order to resolve the Utah Lawsuit and the Arbitration and all other disputes between,  on November 17, 2015 (the “Typenex Effective Date”), the Company and Typenex entered into a Settlement Agreement, Waiver and Release of Claims (the “Settlement Agreement”) and related Exchange Agreement (the “Exchange Agreement”), Pursuant to the terms of the Settlement Agreement and Exchange Agreement, the Company agreed to issue to Typenex 8,000,000 shares of the Company’s common shares of stock in exchanges for any rights Typenex may or may not have had under the Warrant. The Company will deliver the shares to Typenex in two installments: (i) 4,000,000 Shares with five trading days of the Effective Date (the “First Installment Shares”) and (ii) 4,000,000 Shares on or before January 1, 2016 (the “Second Installment Shares”).  The First Installment Shares and the Second Installment Shares are collectively referred to herein as the Typenex Shares.

Additionally, pursuant to the Settlement Agreement, beginning on January 1, 2016, Typenex shall have the right to put the Typenex Shares back to the Company (the “Put Right”) at the following prices: (a) for Typenex Shares put to the Company from January 1, 2016 to April 30, 2016 the price will be $0.01 per share; (b) for Typenex Shares put to the Company from May 1, 2016 to August 31, 2016 the price will be at $0.02 per share; and (c) any Typenex Shares put to Company between September 1, 2016 and December 31, 2016 the price will be at $0.03 per share. Typenex shall have the right to put up to 666,667 Typenex Shares per month to Company (the “Monthly Put Amount”) per month.  If the number of Typenex Shares put to Company in a given month is less than the Monthly Put Amount such difference, the “Rollover Shares”, Typenex shall have the right to put such Typenex Shares to Company at any time in the same or immediately succeeding period.  In addition to the Monthly Put Amount, Typenex shall also have the right to put up to 666,667 Rollover Shares per month to Company.  At such time that Typenex’s Net Sales (gross proceeds of sales of the Typenex Shares sold in a minus any trading commissions or costs associated with clearing and selling such Typenex Shares minus the purchase price paid for any shares of Common Stock purchased on the open market) of Typenex Shares is equal to or greater than $200,000, Typenex’s Put Right shall automatically terminate and Typenex shall have no further rights to put Typenex Shares or Rollover Shares.

Additionally, Typenex agreed that during any calendar week it would not sell more Typenex Shares than the greater of (i) 10% of the weekly trading volume of the Common Stock as reported on Bloomberg, L.P. or (ii) an aggregate market value of $5,000.

Upon execution of the Settlement Agreement and Exchange Agreement, both parties released all claims each may have against the other relating to any other agreements to which both may be party except for any disputes that may arise under the Settlement Agreement, Exchange Agreement and the documents ancillary to both.  Under the Settlement Agreement, the Company executed a Confession of Judgment in the amount of $500,000 (the “Confession of Judgment”).  In the event the Company commits a material breach of the Settlement Agreement which is not cured within five trading days, Typenex shall have the right to enforce the Confession of Judgment.  The Confession of Judgment, if filed as set forth above, would carry an interest rate of 12% until paid.

Trademark Dispute

On August 5, 2015, the Company received a notice from Breathe, LLC, a Florida limited liability company (“Breathe LLC”), that the Company was violating Breathe LLC’s trademark rights under U.S. Trademark Registration No. 4,633,887 for the name “Breathe” filed on September 27, 2013 and a demand for the Company to immediately cease and desist from such use.  The Company believes that it has rights of prior use to the name “Breathe” under the federal trademark laws.  As such, on August 10, 2015, the Company filed (i) a Petition for Cancellation with the United States Patent and Trademark Office regarding U.S. Trademark Registration No. 4,633,887 and (ii) a Complaint against Breathe LLC in the United States District Court of Eastern District of Tennessee (the "Tennessee Court"), Civil Action No. 3:15-cv-00345 requesting a declaratory judgment regarding the Company’s rights to use the trademark.  A default judgment is currently pending in the Tennessee Court against Breathe LLC for failure to respond to the Tennessee Court complaint.  Breathe LLC has requested the default judgment not be entered and that it be given an extension of time to respond.  The Tennessee Court has not ruled on Breathe LLC’s request as of the date of the filing of this Form 10-Q.  On August 16, 2015, the Company was notified that on August 12, 2015 Breathe LLC filed a Complaint in the United States Southern District Court of New York (the “New York Court”), Civil Action N. 1:15-cv-06403, against the Company and its Chief Executive Officer, Joshua Kimmel, demanding, among other things, damages of $5,000,000 and an injunction restraining the Company from using the name “Breathe”.  On November 8, 2015, the New York Court held a hearing regarding Breathe LLC’s request for a preliminary injunction.  On the same day, the New York Court entered an order denying Breathe LLC’s request for a preliminary injunction finding "uncontroverted evidence showing that Kimmel began distributing, promoting and advertising electronic cigarettes with the "Breathe" mark prior to September 27(, 2013).".  Despite the New York Court’s denial, the overall litigation continues.  Although the Company believes it will prevail on the merits, there can be no guaranty that it will do so.  If the Company is unable to prevail, it may be required to market its products under a different name.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

For the three months ended September 30, 2015, the Company issued the following unregistered shares:

On July 1, 2015, the Company issued 1,400,000 shares to a consultant under an agreement to provide Business development and consulting services with corporate initiatives for services rendered for the months of April through July 2015.

On July 14, 2015, the Company issued 4,000,000 common shares of its stock at $0.06 per share subject to adjustment for reverse and forward stock splits, stock dividends, stock combinations and other similar transactions of the common stock that occur after the date of agreement for $233,500 in cash and $6,500 as a credit towards legal fees.  Under the stock purchase agreement, the final purchase price is subject to adjustment based on the closing price of the common stock on first adjustment date that is six (6) months immediately following the closing date (or if such date is not a trading day, the trading day immediately preceding such six (6) month period).  Final purchase price is also subject to adjustment based on the second adjustment date based on the closing price of the common stock on thirty (30) days following the first adjustment date (or if such date is not a trading day, the Trading Day immediately preceding such date.)  Under assignment of this agreement entered into on August 25, 2015, all price adjustments and derivate rights as well as second trance issuance have been cancelled in full.

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

On August 5, 2015 the Company issued 350,000 share for services rendered under a consulting agreement for a value of $17,500 ($0.05 per share.)

On August 6, 2015 the Company issued 2,500,000 share for services rendered under a consulting agreement for a value of $125,500 ($0.05 per share.)

On August 25, 2015, the Company issued 3,500,000 shares through private placement to two individuals for a value of $105,000 ($0.03/share.)

On September 8, 2015 the cashless warrants to purchase 690,625 common shares were exercised to convert to 7,541,511 common shares based on a price reset to equal the conversion price associated with the debt agreements from the stated strike price of $0.75. The price reset which resulted in the conversion to 7,541,511 common shares based on the the difference between the current market value (market price of $0.25 multiplied by exercise shares of 690,625) and the exercise price ($0.0375) multiplied by number of exercise shares (690,625.) This number is then divided by the adjusted price of the common stock ($0.01946.)

On September 8, 2015 a noteholder converted principal and interest in the amount of $4,000 and $163, respectively, under an 8% Convertible note dated March 6, 2015 in exchange for 358,885 common shares in accordance with the conversion terms under said note ($0.0116 per share.)

On September 18, 2015 a noteholder converted principal and interest in the amount of $5,500 and $235, respectively, under an 8% Convertible note dated March 6, 2015 in exchange for 1,098,672 common shares in accordance with the conversion terms under said note ($0.00522 per share.)

On September 18, 2015 a noteholder converted principal and interest in the amount of $5,000 and $208, respectively, under an 8% Convertible note dated March 11, 2015 in exchange for 1,052,166 common shares in accordance with the conversion terms under said note ($0.00495 per share.)

On September 30, 2015 a noteholder converted principal and interest in the amount of $10,000 and $432, respectively, under an 8% Convertible note dated March 11, 2015 in exchange for 358,885 common shares in accordance with the conversion terms under said note ($0.003465 per share.)

On September 30, 2015 a noteholder converted principal and interest in the amount of $5,000 and $221, respectively, under an 8% Convertible note dated March 6, 2015 in exchange for 1,428,946 common shares in accordance with the conversion terms under said note ($0.003654 per share.)

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

Date:  November 23, 2015

BREATHE ECIG CORP.

By:	/s/ Joshua Kimmel
Joshua Kimmel
Chief Executive Officer

By:	/s/ Joshua Kimmel
Joshua Kimmel
Chief Financial Officer