Form 10-K
period 2015-12-31
BREATHE ECIG CORP.
filed 2016-05-19
CIK 1506503

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C.

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015
or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
       EXCHANGE ACT OF 1934

For the transition period from: _____________ to _____________

Commission file number 333-178624

BREATHE ECIG CORP.
(Exact Name of Registrant as Specified in its Charter)

387 Park Avenue South, 5th Floor New York, NY 10016
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

(646) 952-8847
REGISTRANT’S TELEPHONE NUMBER

39 Old Ridgebury Rd, Suite C4 Danbury, Ct 06810
(FORMER NAME OR FORMER ADDRESS, IF CHANGES SINCE LAST REPORT)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, $0.001 par value	None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act ☐ Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act from their obligations under those Sections.☐ Yes ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☐ Yes     ☒ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   ☐  Yes       ☒  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐  Yes      ☒  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Non-accelerated Filer ☐

Accelerated Filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes      ☒ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant computed by reference to the price at which the common equity was last sold, or the average bid and ask price for such common equity was approximately $16,928,531 (based on a quoted price of $0.0797 per common stock share at the close of business on June 30, 2015.

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.        ☐ Yes      ☐No

APPLICABLE ONLY TO CORPPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the last practical date: 2,740,383,917 shares of common stock, $0.001 par value as of May 10, 2016.

DOCUMENTS INCORPORATED BY REFERENCE

None.

As of March 30, 2016, pursuant to a settlement agreement under trademark litigation with plaintiff, Breathe LLC (a Florida organization), the Company has ceased its continuing operations in the eCigarette business (the effective date of the discontinuance of operations in that industry). In accordance with the settlement agreement, the Company will pay two cash payments ($10,000 immediately and $15,000 due by July 31, 2016) and issue 50 million restricted common shares of Company stock (which was issued April 15, 2016 at a value of $50,000) in addition to the transfer of 5,000,000 common shares which it holds in Tauriga Sciences, Inc. (at a value of $0 as this had been written off). The Company further agrees to split 50/50 any future sales of its held inventory.  The sale of inventory shall be a joint effort by the two companies and shall last for a duration of one year from April 1, 2016. After such period, the Company will dispose of any remaining inventory.

-i-

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

With the completion of the spin-off, the Company is no longer in the mining field and its sole and exclusive business operations was marketing its electronic cigarettes and related vapor devices.

On March 30, 2016, the Company announced its intention to file for a name and symbol change to reflect the new direction of the primary business. Subsequently, the Company will be known as WhiteFox Ventures, Inc. ("WhiteFox"). The Company intends to commence the merger process through an exclusive License Agreement, while the ultimate goal is a completed merger or similar transaction between the two firms. WhiteFox expects to be a revenue generating growth company with a vertical business model in which paying members may participate in various business opportunities put before the Company.

As of March 30, 2016, pursuant to a settlement agreement under trademark litigation with plaintiff, Breathe LLC (a Florida organization), the Company has ceased its continuing operations in the eCigarette business. In accordance with the settlement agreement, the Company will pay two cash payments ($10,000 immediately and $15,000 due by July 31, 2016) and issue 50 million restricted common shares of Company stock in addition to the transfer of 5,000,000 common shares which it holds in Tauriga. The Company further agrees to split 50/50 any future sales of its held inventory.  The sale of inventory shall be shall be a joint effort by the two companies and shall last for a duration of one year from April 1, 2016. After such period, the Company will dispose of any remaining inventory, at such time the Company shall no longer operate in the ECigarette industry in any capacity.

On April 5, 2016, the Company announced its intention to give White Fox Ventures, Inc. (“White Fox”) a majority controlling interest in the Company pursuant to an Acquisition Agreement by which White Fox was to be acquired for an undetermined amount of shares equating 85% of the total authorized capital of the Company. The deal was to be effective April 15, 2016. On May 5, 2016, the Company announced that the deal will be rescinded based on the due diligence on this acquisition. It was determined that the agreement and acquisition were not in the best interests of the Company at this time. The parties are working on an alternative structure at this time. The principal of White Fox, Shinsuke Nakano (“Nakano”), and investors had invested $196,557 into the Company in the form of payment of various settlements and invoices outstanding. The investment will be treated as private placement at $0.0001, whereby the Company issued to Nakano and investors 1,965,570,000 shares of common stock. In addition, for their investments Nakano was named as the Chief Executive Officer of the Company and the Chairman of the Board and Abe was appointed to the positions of Chief Operating Officer ("COO") and Director ("Board Member".)

Our Operations during the Fiscal Year ended December 31, 2015.

The following discussion does not include a material change in our business which occurred with the Company entering into a settlement agreement which resulted in exiting the eCigarette business.  We are no longer an eCigarette nor a mining company nor do we have any interest in any operations in either market.  The following discussion relates to our operations during 2015.  We are no longer in the eCigarette field.

During 2015 we a development stage company, with the intentions of designing marketing and distributing electronic cigarettes (“E-cigarettes”), vaporizers, e-liquids (i.e., liquid nicotine) and related accessories. The Company attempted to develop strategic partner and distributor relationship to sell product on the wholesale market, through distribution networks as well as direct to consumer through ecommerce via its own website.

THE PRODUCT

E-cigarettes and vaporizers are replacements for traditional cigarettes allowing smokers to reproduce the smoking experience.  Although they do contain nicotine, E-cigarettes and vaporizers do not burn tobacco and are not smoking cessation devices. The Company’s initial line of products will focus on E-cigarettes.  The present day E-Cigarette is a smokeless, battery-powered device that vaporizes liquid nicotine for delivery via inhalation by the user.  The E-Cigarette does not contain tobacco, only nicotine derived from the tobacco plant and trace amounts of secondary chemical ingredients.  The component parts of an E-Cigarette are the nicotine cartridge; the atomizer (which vaporizes the liquid nicotine); the rechargeable battery that powers it; and a light-emitting diode (LED) indicator at the end that is activated when the user draws in air (collectively referred to as the “Component Parts”).  Breathe will partner with manufacturers in the United States who will be responsible for producing the liquid nicotine filling the nicotine cartridge with liquid nicotine; thereby ensuring a safe and high standard process for producing a consumer product.

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

SUBSEQUENT EVENTS

On January 25, 2016, Mr. Seth M. Shaw succeeded Mr. Joshua Kimmel as Chief Executive Officer of the Company.  Mr. Kimmel resigned as a director and officer of the Company at that time.  On April 5, 2016, Mr. Shinsuke Nakano (‘Nakano”) was appointed CEO of the Company.  Simultaneously, Mr. Shaw was appointed Interim Chief Financial Officer and Director.

On February 5, 2016 the Company filed a definitive Form 14A ("shareholder proxy") to amend the authorized issuable common shares from 500,000,000 with a par value of $0.001 per share to 8,000,000,000 common shares with a par value of $0.001 per share. This Authorized Share Increase Amendment was approved by the Board of Directors on February 1, 2016.  The Board of Directors elected to obtain stockholder approval of the Authorized Share Increase Amendment by written consent (“Written Consent”) pursuant to Article II, Section 12 of our Bylaws and Section 78.370 of the Nevada Revised Statues. The close of business on February 4, 2016 has been fixed as the record date for the determination of holders of our Common Stock entitled to receive notice of and discretion to approve the Authorized Share Increase Amendment.

On March 15, 2016 the Company’s shareholders ratified managements restructuring plan by approving the increase in authorized shares to 8,000,000,000 (Quorum was achieved with 50.9% of outstanding shares having voted.)

On April 6, 2016, Mr. Shinsuke Nakano has assumed the positions of Director, Chairman of the Board ("Chairman") and Chief Executive Officer ("CEO"); and the Company appointed Mr. Takehiro Abe to the positions of Chief Operating Officer ("COO") and Director ("Board Member"). The outgoing CEO, Mr. Seth M. Shaw, continues to serve the Company as its Interim Chief Financial Officer ("Interim CFO") and as a Director.

Shinsuke Nakano, 33, is based in Tokyo, Japan and is the founder of AXS Company, Ltd., a successful company dedicated to production of infomercials and TV programs. Thereafter, Mr. Nakano focused on venture capital, and founded White Fox, Co. Ltd. in Japan and launched the Alternative Wall Street Academy ('AWA"), in September, 2015. Mr. Nakano currently has academies in nine cities throughout Japan and is now looking to replicate this business model in the US.

Mr. Takehiro Abe (“Abe”), 33, obtained his Master of Engineering Degree from Nagoya University in 2007, specializing in micro-nano systems. He was then a system engineer at Hitachi, Ltd. In 2009, he left Hitachi and started his independent practice as a financial planner. Currently, as the president of LDSQUARE Co., Ltd., Mr. Abe provides institutional financial consulting and services. He also identifies suitable investment opportunities on both domestic and overseas emerging markets.

On May 10, 2016, the Company issued 1,965,570,000 shares of common stock to the principal of White Fox, Mr. Shinsuke Nakano and investors who had invested $196,557 into the Company in the form of payment of various settlements and invoices outstanding. The investment was treated as a private placement at $0.0001, whereby the Company issued shares to Nakano and the investors  which represents about 71.7% of the shares issued and outstanding.

Trademark Settlement/Disposal of eCigarette Operations

As of March 30, 2016, pursuant to a settlement agreement under trademark litigation with plaintiff, Breathe LLC (a Florida organization), the Company has ceased its continuing operations in the eCigarette business (the effective date of the discontinuance of operations in that industry). In accordance with the settlement agreement, the Company will pay two cash payments ($10,000 immediately and $15,000 due by July 31, 2016) and issue 50 million restricted common shares of Company stock (which was issued April 15, 2016 at a value of $50,000) in addition to the transfer of 5,000,000 common shares which it holds in Tauriga Sciences, Inc. (at a value of $0 as this had been written off). The Company further agrees to split 50/50 any future sales of its held inventory.  The sale of inventory shall be a joint effort by the two companies and shall last for a duration of one year from April 1, 2016. After such period, the Company will dispose of any remaining inventory.

BREATHE ECIGS CORP.
Loss on disposal of Breathe e-Cigs Corp. (subsidiary)

Inventory, at cost	$495,217
Less valuation for inventory reserve	(381,150)
Accounts receivable	14,817
Allowance for doubtful accounts	(14,817)
Accounts payable and accrued expenses	(157,771)
Value of stock paid in settlement (50,000,000 shares at par)	(50,000)
Cash settlement payment	(25,000)
Loss on disposal of operation	(118,704)

White Fox Ventures, Inc.

In an agreement dated as of April 1, 2016, the Company acquired White Fox Ventures, Inc. ("White Fox") for in an undetermined amount of shares equating 85% of the total authorized capital of the Company. White Fox, a Nevada Corporation was in existence less than 60 days and the only asset in the company was a license agreement that they entered into with a Japanese company. Since the license agreement only stipulated a royalty fee on sales, White Fox did not record a value to the agreement. When the Company was completing its due diligence on this acquisition, they determined that the agreement and acquisition were not in the best interests of the Company at this time. The parties are working on an alternative structure at this time. As a result of this, the agreement has been rescinded. The principal of White Fox, Mr. Shinsuke Nakano (“Nakano”) and investors had invested $196,557 into the Company in the form of payment of various settlements and invoices outstanding. The investment is treated as private placement at $0.0001, whereby the Company, on May 10, 2016, issued to Nakano and the investors 1,965,570,000 shares of common stock, which will represent about 71.7% of the shares issued and outstanding at the time the agreement was rescinded. In addition, for their investments, Nakano was named as the Chief Executive Officer of the Company and the Chairman of the Board and Abe to the position of Chief Operating Officer ("COO") and Director ("Board Member").

Item 1A.  Risk Factors

Risks related to our eCigarette operations in 2015.  The following is representative of our discontinued operations.  In accordance with March 30, 2016, settlement agreement under trademark litigation with plaintiff, Breathe LLC (a Florida organization), the Company has ceased its continuing operations in the eCigarette business. In accordance with the settlement agreement, The Company further agrees to split 50/50 any future sales of its held inventory.  The sale of inventory shall be shall be a joint effort by the two companies and shall last for a duration of one year from April 1, 2016. After such period, the Company will dispose of any remaining inventory, at such time the Company shall no longer operate in the ECigarette industry in any capacity.

We are a development stage company winding down a discontinued operation as we attempt to start a new line of business.  We have generated minimal online revenues and distribution sales to two customers. The Company as a going concern is in doubt.

We are a development stage company and our only business line is discontinued. As an eCigarette company we did not achieve profitability.  We are subject to all of the risks inherent in a new business. We have generated limited revenues only and all other sales have been to two other distributors.  At December 31, 2015 we have a working deficit of $2,094,601 and an accumulated deficit of $9,438,405.  We require additional capital to finance our discontinued operations as well as any future business lines. We currently have no commitment for additional funding and there can be no assurance that we will be able to secure additional funding, or if available, available on terms acceptable to us.

During our operations unexpected events may occur, including litigation, changes in government regulations, fires, floods, or earthquakes. It is not always possible to fully insure against such risks and we may decide not to take out insurance against such risks as a result of high premiums or for other reasons. Should such liabilities arise, they may impede our exploration activities, raise costs and otherwise reduce the commercial viability of the Property.

We compete with larger, better-capitalized competitors in the eCigarette industry.

The eCigarette industry is intensely competitive, including financing, development of distribution networks, marketing and product innovation. It requires significant capital, established distribution networks, large expenditures for marketing and promotion to gain penetration and increased market share in order to effectively compete in the eCigarette industry. Larger companies with significant resources have an advantage over us.  Competition for resources at all levels is very intense, particularly affecting the market penetration to increase market share.

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

In early May, 2016, the FDA came out with new regulation which brings e-cigarettes under its Aegis. The final rule will become effective August 8th, 2016. Of significant import, for manufacturers of e-cigarettes the following requirements will now apply –

•
Submit an application and obtain FDA authorization to market a new tobacco product (for timelines and more details please see Deeming Tobacco Products To Be Subject to the Federal Food, Drug, and Cosmetic Act)

•	Register establishment(s) and submit product listing to FDA by December 31, 2016 (this currently only applies to domestic manufacturers)

•	Submit listing of ingredients

•	Submit information on harmful and potentially harmful constituents (HPHCs)

•	Submit tobacco health documents

•
Do not introduce into interstate commerce modified risk tobacco products (e.g., products with label, labeling, or advertising representing that they reduce risk or are less harmful compared to other tobacco products on the market) without an FDA order

•	Manufacture your tobacco product with the required warning statement on packaging and advertisements

•	Market your tobacco product in compliance with other applicable statutory requirements, rules and regulations

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

The FDA conducted a preliminary analysis on some samples of electronic cigarettes and components from two leading brands. These samples included 18 of the various flavored, nicotine, and no-nicotine cartridges offered for use with these products. These cartridges were obtained in order to test some of the ingredients contained in them and inhaled by users of electronic cigarettes. The FDA's Center for Drug Evaluation, Division of Pharmaceutical Analysis (DPA) analyzed the cartridges from these electronic cigarettes for nicotine content and for the presence of other tobacco constituents, some of which are known to be harmful to humans, including those that are potentially carcinogenic or mutagenic. The DPA's analysis of the electronic cigarette samples showed that the product contained detectable levels of known carcinogens and toxic chemicals to which users could potentially be exposed. DPA's testing also suggested that quality control processes used to manufacture these products are inconsistent or non-existent.  Specifically, the DPA's analysis of the electronic cigarette cartridges from the two leading brands revealed the following:

●	Diethylene glycol was detected in one cartridge at approximately 1%. Diethylene glycol, an ingredient used in antifreeze, is toxic to humans.
●	Certain tobacco-specific nitrosamines which are human carcinogens were detected in half of the samples tested.
●	Tobacco-specific impurities suspected of being harmful to humans-anabasine, myosmine, and- nicotyrine-were detected in a majority of the samples tested.
●	The electronic cigarette cartridges that were labeled as containing no nicotine had low levels of nicotine present in all cartridges tested, except one.
●
Three different electronic cigarette cartridges with the same label were tested and each cartridge emitted a markedly different amount of nicotine with each puff. The nicotine levels per puff ranged from 26.8 to 43.2 mcg nicotine/100 mL puff.

●
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

The FDA regularly receives voluntary reports of adverse events involving e-cigarettes from consumers, health professionals and concerned members of the public. The adverse events described in these reports have included hospitalization for illnesses such as:

●	Pneumonia
●	Congestive heart failure,
●	Disorientation,
●	Seizure,
●	Hypotension, and
●	Other health problems.

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

The market valuation of developmental stage companies, such as us, frequently fluctuate due to factors unrelated to the past or present operating performance of such companies.  Our market valuation may fluctuate significantly in response to a number of factors, many of which are beyond our control, including:

●	changes in securities analysts’ estimates of our financial performance, although there are currently no analysts covering our stock;
●	fluctuations in stock market prices and volumes, particularly among securities of emerging growth companies;
●	changes in market valuations of similar companies;
●	announcements by us or our competitors of significant contracts, new technologies, acquisitions commercial relationships, joint ventures or capital commitments;
●	variations in our quarterly operating results;
●	fluctuations in related commodities prices; and
●	additions or departures of key personnel.

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

 Item 1B.   Unresolved Staff Comments

None.

Item 2.    Properties.

During 2015 our corporate headquarters was an approximately 1,289 square foot space at 322 Nancy Lynn Lane, Suite 7, Knoxville, TN  37919.   The monthly rent was approximately $1,200.  With the resignation of Joshua Kimmel, CEO, the Company vacated this location.

The Company’s inventory is handled by a third party and no inventory was held on Company premises.

Item 3.    Legal Proceedings

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

On March 25, 2016, the Company paid $55,000 to Typenex to settle all claims and obligations resulting from these agreements between the parties.

Trademark dispute

On August 5, 2015, the Company received a notice from Breathe, LLC, a Florida limited liability company (“Breathe LLC”), that the Company was violating Breathe LLC’s trademark rights under U.S. Trademark Registration No. 4,633,887 for the name “Breathe” filed on September 27, 2013 and a demand for the Company to immediately cease and desist from such use.  The Company believes that it has rights of prior use to the name “Breathe” under the federal trademark laws.  As such, on August 10, 2015, the Company filed (i) a Petition for Cancellation with the United States Patent and Trademark Office regarding U.S. Trademark Registration No. 4,633,887 and (ii) a Complaint against Breathe LLC in the United States District Court of Eastern District of Tennessee (the "Tennessee Court"), Civil Action No. 3:15-cv-00345 requesting a declaratory judgment regarding the Company’s rights to use the trademark.  A default judgment is currently pending in the Tennessee Court against Breathe LLC for failure to respond to the Tennessee Court complaint.  Breathe LLC has requested the default judgment not be entered and that it be given an extension of time to respond.  The Tennessee Court has not ruled on Breathe LLC’s request as of the date of the filing of this Form 10-Q.  On August 16, 2015, the Company was notified that on August 12, 2015 Breathe LLC filed a Complaint in the United States Southern District Court of New York (the “New York Court”), Civil Action N. 1:15-cv-06403, against the Company and its Chief Executive Officer, Joshua Kimmel, demanding, among other things, damages of $5,000,000 and an injunction restraining the Company from using the name “Breathe”.  On November 8, 2015, the New York Court held a hearing regarding Breathe LLC’s request for a preliminary injunction.  On the same day, the New York Court entered an order denying Breathe LLC’s request for a preliminary injunction finding "uncontroverted evidence showing that Kimmel began distributing, promoting and advertising electronic cigarettes with the "Breathe" mark prior to September 27, 2013".  Despite the New York Court’s denial, the overall litigation continues.  Although the Company believes it will prevail on the merits, there can be no guaranty that it will do so.  If the Company is unable to prevail, it may be required to market its products under a different name.

As of March 30, 2016, pursuant to a settlement agreement under trademark litigation with plaintiff, Breathe LLC (a Florida organization), the Company has ceased its continuing operations in the eCigarette business (the effective date of the discontinuance of operations in that industry). In accordance with the settlement agreement, the Company will pay two cash payments ($10,000 immediately and $15,000 due by July 31, 2016) and issue 50 million restricted common shares of Company stock (which was issued April 15, 2016) in addition to the transfer of 5,000,000 common shares which it holds in Tauriga Sciences, Inc.. The Company further agrees to split 50/50 any future sales of its held inventory.  The sale of inventory shall be a joint effort by the two companies and shall last for a duration of one year from April 1, 2016. After such period, the Company will dispose of any remaining inventory.

On April 15, 2016 the Company issued 50,000,000 shares of common stock pursuant to this agreement to be recorded at the closing price of the stock as of the day the Company entered into the settlement agreement in the amount of $50,000 (at par value.)

Comito’s Intellectual Property Lawsuit

On December 18, 2015, Giovanni & Peter Comito ("Comitos") filed suit in United States District Court, in the Southern District of Florida (Case No. 15-cv-62653-BB) against the Company and Joshua Kimmel. The Comitos were asserting claims of specific performance, breach of contract and fraud arising out of a contract for sale and purchase of certain patent assets and common stock owed. The Comitos funded directly or through third parties $1,000,000 (see NOTE 7 – Related Party Transactions) for consideration of the purchase of intellectual property assets. 3476863 Canada Inc. (Peter Comito) also funded $50,000 pursuant to a stock purchase agreement on August 24, 2015 that was not fulfilled at the time of filing.

On March 9, 2016, the Company Entering into a Comprehensive Settlement Agreement in Federal Lawsuit Concerning the Transfer of Intellectual Property and the Retirement of $1,000,000 in Outstanding Promissory Notes.

Specifically, the execution of a comprehensive settlement agreement ("the Settlement") with Giovanni Comito and Peter Comito ("Plaintiffs") with respect to Case No, 15-cv-62653-BB filed in United States District Court for the Southern District of Florida. Under terms of the Settlement, the Company will transfer its portfolio of Intellectual Property ("IP" or "Patents") to the Plaintiffs in exchange for the termination of all pending litigation. The Company will retain ownership of the name "Breathe" and related trademarks, which later were relinquished as part of the settlement agreement with Breathe LLC on March 30, 2016.

Additionally, the Company agreed to issue to the Plaintiffs and their affiliated parties 85,832,640 shares of common stock (the "Settlement Shares"). The Settlement Shares will be "restricted securities" as defined by the Securities Act of 1933, as amended.

On March 28, 2016 the Company issued 85,832,640 common shares to satisfy this term and provision of settlement agreement with Comitos.

In addition, as a result of the Settlement, the Company has retired $1,000,000 in promissory notes due the plaintiffs.

Item 4.   Mine Safety Disclosure

n/a

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

Our common stock is quoted on the OTC Bulletin Board under the symbol “BVAP.”  Trading in our common stock in the over-the-counter market has been very limited and the quotations set forth below are not necessarily indicative of actual market conditions. The high and low sales prices for our common stock for each quarter of the fiscal years ended December 31, 2015 and 2014, according to OTC Markets Group Inc., were as follows:

Quarter Ended	High	Low

31-Mar-16	$0.0039	$0.0003
31-Dec-15	$0.0145	$0.0012
30-Sep-15	$0.1	$0.0063
30-Jun-15	$0.18	$0.033
31-Mar-15	$0.1	$0.0202
31-Dec-14	$0.085	$0.02
30-Sep-14	$0.356	$0.07
30-Jun-14	$0.31	$0.28

From the period of April 1, 2016 and May 5, 2016 the Company’s Common Stock traded in a range of $0.0004 and $.003.

B.   Holders.

As of December 31, 2015 there were 131 shareholders of record of our Common Stock.

Our transfer agent is Olde Monmouth Stock Transfer Co., Inc. Their telephone number is (732) 872-2727 and there mailing address is 200 Memorial Parkway, Atlantic Highlands, NJ  07716.

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

2014

On or about January 14, 2014, the Company we issued a total of 1,000,000 restricted common stock shares valued at US$340,000 to Fayz Yacoub and Ramy Yacoub for the purchase of the St. Anne Claims. We valued the shares at $0.34 per share.

On or about April 3, 2014 the Company issued 50,000 restricted common stock shares valued at $0.25 per share to G.E(Ted) Creber for the purchase of warrants.

On or about June 03, 2014, the Company issued a total of 400,000 restricted common stock shares to Momentum Public Relations Inc. and Agoracom Investor Relations Co. in return for investor relations’ services.  We valued the shares at $0.31 per share.

On or about November 04, 2014, the Company issued 250,000 restricted common stock shares valued at $ 0.08 per share to Tony Giuliano in relation to his termination package.

On or about November 10, 2014, the Company sold an aggregate of 4,810,000 restricted common stock shares to 4 persons and 4 corporate entities for $0.05 per share for an aggregate purchase price of $240,500.  In addition we issued 500 000 common stock shares to Michel Lebeuf for consulting services in connection with an agreement in which he agreed to serve as V.P Legal and Corporate Development.  In 2015 these shares were cancelled.

On or about December 18, 2014 the Company sold an aggregate of 4,800,000 restricted common stock shares to 5 persons and 4 corporate entities for $0.05 per share for an aggregate purchase price of $240,000.

On or about December 26, 2014, the Company sold an aggregate of 4,700,000 restricted common stock shares to 6 persons and 2 corporate entities for $0.05 per share for an aggregate purchase price of $235,000

2015

On March 12, 2015, the Company received $50,000 at $0.03 per share (1,666,667 shares) under a subscription agreement with a company. The common shares were issued as on April 23, 2015.

On May 4, 2015, the Company issued 14,833,999 common shares to fourteen individual investors at $0.03 per share for funds in the amount of $445,020.

On June 2, 2015, the Company issued 1,999,999 common shares to five individual investors at $0.075 per share for funds in the amount of $150,000.

On June 10, 2015, the Company issued 250,000 common shares to an investor at $0.075 per share for funds in the amount of $18,750.

On July 14, 2015, the Company issued 333,333 common shares to an investor at $0.075 per share for funds in the amount of $25,000.

On July 14, 2015, the Company issued 4,000,000 common shares to an investor under a subscription agreement at $0.06 per share for funds in the amount of $240,000 less $6,500 for legal fees.

On August, 24 2015, the Company issued 3,150,000 common shares to two investors at $0.03 per share for funds in the amount of $105,000.

With respect to the sale of the securities identified above, we relied on the exemptions of Section 4(2), Regulation S or Section 3(a) 10 of the Securities Act.

●	At all times relevant the securities were offered subject to the following terms and conditions:

●	The sale was made to a sophisticated or accredited investor, as defined in Rule 502 or were issued pursuant to a specific exemption;

●
we gave the purchaser the opportunity to ask questions and receive answers concerning the terms and conditions of the offering and to obtain any additional information which we possessed or could acquire without unreasonable effort or expense that is necessary to verify the accuracy of information furnished;

●	at a reasonable time prior to the sale of securities, we advised the purchaser of the limitations on resale in the manner contained in Rule 502(d)2; and

●	neither we nor any person acting on our behalf sold the securities by any form of general solicitation or general advertising.

We used these proceeds of these securities sales for working capital purposes including but not limited to infrastructure build-out, purchase of machines and equipment, mill construction and professional fees.

Sale of Registered Stock:

During the fiscal year ended December 31, 2015, we issued 26,983,998 shares of our registered common stock for a total of $1,047,270.  We used the proceeds for general working capital expenses, payments of outstanding notes, exploration expenses including infrastructure build-out.

ITEM 5.02 - Departure of directors or principal officers; election of directors; appointment of principal officers.

On January 22, 2016, Joshua Kimmel resigned as a director and CEO.  Mr. Seth M. Shaw replaced Mr. Joshua Kimmel as Chief Executive Officer of the Company.  Mr. Kimmel resigned.  On April 5, 2016, Mr. Shinsuke Nakano was appointed CEO of the Company.  Simultaneously, Mr. Shaw was appointed Interim Chief Financial Officer and Director. The outgoing CEO, Mr. Seth M. Shaw, continues to serve the Company as its Interim Chief Financial Officer ("Interim CFO") and as a Director.

Mr. Shinsuke Nakano has assumed the positions of Director, Chairman of the Board ("Chairman") and Chief Executive Officer ("CEO"); and the Company appointed Mr. Takehiro Abe to the positions of Chief Operating Officer ("COO") and Director ("Board Member").

Shinsuke Nakano, 33, is based in Tokyo, Japan and is the founder of AXS Company, Ltd., a successful company dedicated to production of infomercials and TV programs. Thereafter, Mr. Nakano focused on venture capital, and founded White Fox, Co. Ltd. in Japan and launched the Alternative Wall Street Academy ('AWA"), in September, 2015. Mr. Nakano currently has academies in nine cities throughout Japan and is now looking to replicate this business model in the US.

Mr. Takehiro Abe, 33, obtained his Master of Engineering Degree from Nagoya University in 2007, specializing in micro-nano systems. He was then a system engineer at Hitachi, Ltd. In 2009, he left Hitachi and started his independent practice as a financial planner. Currently, as the president of LDSQUARE Co., Ltd., Mr. Abe provides institutional financial consulting and services. He also identifies suitable investment opportunities on both domestic and overseas emerging markets.

Item 6.  Selected Financial Data

The following consolidated financial data has been derived from and should be read in conjunction with our audited interim financial statements for the years ended December 31, 2015 and 2014.

	Year Ended	Year Ended
	December 31, 2015	December 31, 2014

Revenue	$77,194	$-0-
Cost of Goods Sold	170,621	-
Operating Expenses	7,880,194	6,939
Cash	10,955	13,346
Total Assets	177,073	13,346
Current Liabilities	2,271,674	50,606
Total Liabilities	2,271,674	50,606
Working Capital	(2,094,601)	(37,260)
Accumulated Deficit	9,438,405	37,260

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with, and is qualified in its entirety by, our financial statement, and certain other financial information included elsewhere in this prospectus.

It should be noted that during the year ended December 31, 2015 we were a development stage-eCigarette company.

As of March 30, 2016, pursuant to a settlement agreement under trademark litigation with plaintiff, Breathe LLC (a Florida organization), the Company has ceased its continuing operations in the eCigarette business (the effective date of the discontinuance of operations in that industry).

The Company further agrees to split 50/50 any future sales of its held inventory.  The sale of inventory shall be a joint effort by the two companies and shall last for a duration of one year from April 1, 2016. After such period, the Company will dispose of any remaining inventory.

Management’s Discussion and Analysis

Results of Operations for Fiscal Years Ended December 31, 2015 and 2014

Since our inception, we have not generated $77,194 and $0 for the years ended December 31, 2015 and 2014.  Operating expenses for the years ended December 31, 2015 and 2014 totaled $7,880,194 and $6,939 respectively.  Our Net Loss for 2015 and 2014 was $9,401,145 and $6,939, respectively.  Our Accumulated Deficit since Inception totaled $9,438,405.

Our single largest expenses during 2015 was for professional fees paid for stock issued for consulting fees and legal and accounting fees.  Professional fees, primarily for consulting fees totaled $6,554,312 in 2015 as compared to $0 in 2014. General and administrative expenses totaled $562,974 in 2015 as compared to $6,939 in 2014.

Liquidity and Capital Resources

Assets and Liabilities.

To date, our operations have been funded through revenue of $77,194 debt and equity financing.  We have secured approximately $1,047,270 in equity financing and $857,513 in debt financing.  We will continue to rely on debt and equity financing for our ongoing operations.

At December 31, 2015 we had cash of $10,955, prepaid expenses of $52,051.  Total current assets were $177,073.  Total assets were $177,073. At December 31, 2014 we had cash totaling $13,346.  Total assets were $13,346.  The primary reason for the increase in our assets is attributable to the acquisition of inventory and increase in prepaid expense associated with operations.

Current liabilities at December 31, 2015 totaled $2,271,674 as compared to $50,606 at December 31, 2014.  We had no long term liabilities for the years ended December 31, 2015 and 2014.

We had a working capital deficit at December 31, 2015 of $2,094,601 as compared to a working capital deficit of December 31, 2014 of $37,260.  Most of our funds have been invested to development of distribution channel and sales promotions.  Unless we secure additional financing, or generate sufficient cash flow, we will not have sufficient liquidity to continue operations for the next twelve months.

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

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

 Item 9A.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Our disclosure controls and procedures are also designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, to allow timely decisions regarding required disclosure. Our chief executive officer and chief financial officer, with assistance from other members of our management, have reviewed the effectiveness of our disclosure controls and procedures as of December 31, 2015 based on their evaluation, have concluded that the disclosure controls and procedures were not effective.

Changes in Internal Control over Financial Reporting

There were changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the year ended December 31, 2015 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. With the Company involved in multiple law suits and the ongoing negotiations to settle outstanding liabilities the Company could no longer afford staff and had a very limited ability to obtain capital through the issuance of more debt or common stock.  With the departure of the former CEO and the resignation of all of the other board members, Joshua Kimmel was the last remaining employee and board member making it impossible to have a system of effective internal control.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as that term is defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our principal executive and principal financial officers, we assessed, as of December 31, 2015, the effectiveness of our internal control over financial reporting. This assessment was based on criteria established in the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our assessment using those criteria, management concluded that our internal control over financial reporting as of December 31, 2015 were not effective.

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

Evaluation of Changes in Internal Controls over Financial Reporting

There was no change in the internal control over financial reporting that occurred during the fiscal year ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.  Other Information

None.

PART III

Item 10.   Directors and Executive Officers and Corporate Governance.

The following information sets forth the names of our Officers and Directors during 2015 and our current.  Officers and Directors, their present positions, and some brief information about their background.

Name	Age	Position(s)

Shinsuke Nakano Roppongi, Minato-ku, Tokyo-to, 106-0032, JAPAN	33	Chief Executive Officer, President, Chairman of the Board and Director

Takehiro Abe Roppongi, Minato-ku, Tokyo-to, 106-0032, JAPAN	33	Chief Operating Officer and Director

Seth M. Shaw 387 Park Avenue South, 5th Floor New York, NY 10016	32	Chief Financial Officer and Director, Former: Chief Executive Officer, President

Anthony Danieli 387 Park Avenue South, 5th Floor New York, NY 10016	28	Former Board Member

James Chandik 229 Bergerac Repentigny, Quebec J6A 7V9	53	Former Executive-Vice President, Chief Operating Officer and Current Director

David Schweizer 387 Park Avenue South, 5th Floor New York, NY 10016	36	Former Director

Yves Gagnon 401 Route 132 Est L’Isle Verte, Quebec G0L 1K0	59	Former Vice-President, Operations and Director

Joshua Kimmel 9921 Lanni Lane Knoxville, TN, 37932	41	Former (Resigned January 22, 2016) Chief Executive Officer, President and Director

Chris Clark P.O. Box 8204 Atlanta, GA,31106	33	Former Vice-President Legal Affairs and Director

Background of Officers and Directors
Former officers and directors serving during the year ended December 31, 2015:

Anthony Danieli

 On June 29, 2015, Anthony Danieli was appointed as a member of the Board of Directors.  Mr. Danieli was not appointed to serve as a member of any of the committees of the Board.  Mr. Danieli was granted 2,000,000 shares of the Company’s Common Stock.  All such shares are “restricted securities” as such term is defined by the Securities Act of 1933, as amended.

Since October 2011, Mr. Danieli has been a broker with KGS Alpha Capital Markets, L.P., a New York-based institutional income broker-dealer, in its Fixed Income Sales department.  Prior to his position with KGS, Mr. Danieli served as a Senior District Manager in sales at ADP, LLC, a large comprehensive payroll services company since 2010.  Mr. Danieli graduated from Florida State University in May of 2010 with a Bachelor of Arts in Finance and Entrepreneurship.

Mr. Danieli resigned November 29, 2015.

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

Mr. Gagnon resigned on January, 16, 2015

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

On June 29, 2015, James Chandick submitted his resignation as a member of the Board of the Company effective as of June 29, 2015. Mr. Chandick did not hold any positions on any committees of the Board at the time of his resignation.  The resignation was not the result of any disagreements with the Company.

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

Mr. Clark is a graduate of Columbia Law School, Class of 2008, and the University of Miami, Class of 2005.

Mr. Clark resigned May 6 2015.

David Schweizer

Mr. Schweizer was appointed as a member of the Board of Directors on May 11, 2016.  Mr. Schweizer was not appointed to serve as a member of any of the committees of the Board at this time.

Mr. Schweizer, age 35, has considerable experience as both an entrepreneur and a business development expert.  He has a passion for working with emerging growth companies, in such capacity he focuses on building development stage companies into revenue generating growth companies.  He has successfully leveraged his skills and industry knowledge to assist businesses in commercializing proprietary technologies as well as identifying potential market opportunities.

Mr. Schweizer also has experience in raising capital from both institutional and accredited individual investors, specifically over the period of the past two and a half years.  In his 20s, Mr. Schweizer built his management skills by managing a successful Mercedes Benz dealership in the suburbs of the New York City Metropolitan area.  In this position, Mr. Schweizer learned to both manage and grow a multi-million dollar business, with a focus on fiscal responsibility and operating the business day to day.

Since 2009, Mr. Schweizer has held an important position within the operations department of a major United States based nuclear power plant, owned and operating by a multi-billion dollar NYSE listed energy conglomerate.  Mr. Schweizer is also active in the charitable community, most notably with the Israeli based charity Save a Child's Heart.

Mr. Schweizer resigned as a member of the Board of Directors on October 16, 2015.

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

Mr. Kimmel resigned on On January 22, 2016 as a director and officer of the Company at that time.

Seth Shaw

On January 22, 2016 Mr. Seth M. Shaw was appointed as the Chairman of the Board of Directors and its new Chief Executive Officer and Chief Financial Officer.

On April 5, 2016, Mr. Shaw was appointed Interim Chief Financial Officer and Director with the appointment of, Mr. Shinsuke Nakano as CEO of the Company.

Mr. Shaw has extensive experience building companies and securing financing from a broad range of both domestic and international institutional investors. Over the past seven years, he has been instrumental in securing more than $60 million in capital, in aggregate, for several companies. Mr. Shaw started his career at American International Group (AIG) Global Investment Group, after which he gained further experience working at a prestigious Manhattan based hedge fund. In 2005, he founded Novastar Resources Ltd, a natural resources exploration company focused on the exploration and acquisition of mineral properties containing the element thorium. During this period, Mr. Shaw secured more than $17 million in financing from top tier institutional investors.  Mr. Shaw served as the founding CFO of Los Angeles based Biotech firm Physician Therapeutics LLC (“PTL”) in 2004. Subsequently PTL merged with Targeted Medical Pharma (“TMP”), which announced plans for a $118 million NASDAQ IPO in February of 2011. Mr. Shaw graduated from Cornell University in 2001, with a degree in Policy Analysis Management and a concentration in Econometrics. Mr. Shaw currently serves on the Board of Directors of the Jewish Community Center (JCC) of Dutchess County (New York) and has been active in numerous charities

Shinsuke Nakano

Upon the agreement to treat $196,557 contributed to the Company in the form of payment of various settlements and invoices outstanding as private placement at $0.0001, whereby the Company, on May 10, 2016, issued to Nakano and designees 1,965,570,000 shares of common stock and simultaneous with this agreement name Mr. Nakano Chief Executive Officer of the Company and the Chairman of the Board.

Mr. Nakano, is based in Tokyo, Japan and is the founder of AXS Company, Ltd., a successful company dedicated to production of infomercials and TV programs. Thereafter, Mr. Nakano focused on venture capital, and founded White Fox, Co. Ltd. in Japan and launched the Alternative Wall Street Academy ('AWA"), in September, 2015. Mr. Nakano currently has academies in nine cities throughout Japan and is now looking to replicate this business model in the US.

Takehiro Abe

Under agreement of the private placement sale of 1,965,570,000 share for $196,557 for expenses paid on behalf of the Company Mr. Abe was appointed to the positions of Chief Operating Officer ("COO") and Director ("Board Member".)

Mr. Abe (“Abe”), 33, obtained his Master of Engineering Degree from Nagoya University in 2007, specializing in micro-nano systems. He was then a system engineer at Hitachi, Ltd. In 2009, he left Hitachi and started his independent practice as a financial planner. Currently, as the president of LDSQUARE Co., Ltd., Mr. Abe provides institutional financial consulting and services. He also identifies suitable investment opportunities on both domestic and overseas emerging markets.

Family Relationships

Anthony Danieli (Director served from June 29, 2015 until November 24, 2016) is the brother-in-law of Joshua Kimmel, a member of the Board of the Company as well as its Chief Executive Officer and Chief Financial Officer (Resigned January 22, 2016).

Committees of the Board of Directors

We presently do not have an Audit Committee, compensation committee, nominating committee, corporate governance committee or any other committee of our Board of Directors. Our entire Board of Directors meets to undertake the responsibilities which would otherwise be delegated to a committee of our Board of Directors. As of December 31, 2015 our only board member was the CEO, Joshua Kimmel.

Compensation of Directors

Our Directors do not receive cash compensation for their services as Directors but are reimbursed for their reasonable expenses incurred in attending board or committee meetings. Mr. Danieli and Mr. Schweizer were each  granted 2,000,000 shares of the Company’s Common Stock.

Terms of Office

Our Directors are appointed for one-year terms to hold office until the next annual general meeting of shareholders or until removed from office in accordance with our by-laws. Our Officers are appointed by our Board of Directors and hold office until removed by our Board of Directors or terminated pursuant to their employment agreements.  However, pursuant to the Share Exchange Agreement between DNA Precious Metals, Inc. and Breathe LLC James Chandick was to tender his resignation upon the spin-off of DNA Canada, Inc.  On June 29, 2015, James Chandick submitted his resignation as a member of the Board of the Directors.

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

Item 11.  Executive Compensation.

Overview of Compensation Program

Our compensation philosophy is based on our belief that our compensation programs should: be aligned with stockholders’ interests and business objectives; reward performance; and be externally competitive and internally equitable. We seek to achieve three objectives, which serve as guidelines in making compensation decisions:

▪	Providing a total compensation package which is competitive and therefore enables us to attract and retain, high-caliber executive personnel;
▪	Integrating compensation programs with our short-term and long-term strategic plan and business objectives; and
▪	Encouraging achievement of business objectives and enhancement of stockholder Value by providing executive management long-term incentive through equity ownership.

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

Executive Officer Compensation Table

Name and Position	Year	Salary	Stock Awards	Option Awards(7)	Total*
Joshua Kimmel (1)	2015	$80,800	-	-	$80,800
Former	2014	$-	-	-	$-
CEO/CFO/Director

Tony Giuliano (2)	2015	$-	-	-	$-
Former	2014	$42,462	-	-	$42,462
CEO/CFO/Director

Ronald K. Mann (3)	2015	$-	-	-	$-
Former	2014	$18,462	-	-	$18,462
CEO/Director

James Chandik (4)	2015	$-	$-	-	$-
Director	2014	$88,615	$-	-	$88,615
Former CEO/COO

Yves Gagnon (5)	2015	$-	-	-	$-
Former	2014	$60,923	-	-	$60,923
VP/Director

 * In accordance with the rules promulgated by the Securities and Exchange Commission, certain columns relating to information that is not applicable have been omitted from this table.

(1)	Chief Executive Officer, President and Founder of Breathe since October of 2013 until his resignation January 22, 2016.
(2)
Chief Financial Officer from March 15, 2013 to October 20, 2014. Chief Executive Officer from February 21, 2014 to March 27 2014. The value of the stock awards includes 1,000,000 common shares of stock at a value of $0.25 per share of which 750,000 common shares were subsequently cancelled.

(3)
Chief Executive Officer from March 15, 2013 to February 19, 2014. The value of the stock awards includes 2,000,000 common shares of stock at a value of $0.25 per share of which 1,500,000 common shares were subsequently cancelled.

(4)
Chief Executive Officer from June 1, 2011 until March 15, 2013 and from March 27 2014 to January 16, 2015. COO from March 15, 2013 to March 27, 2014.The value of the stock awards includes 2,000,000 shares of stock at a value of $0.003 per share.

(5)
Vice-President from November 10, 2012 to January 16, 2015. The value of the stock awards includes 2,000,000 common shares of stock at a value of $0.25 per share. These shares were subsequently cancelled.

The compensation discussed herein addresses all compensation awarded to, earned by, or paid to our named executive officers through December 31, 2015.

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

There are currently no employment agreements.

Compensation of Directors

Mr. Danieli was granted 2,000,000 shares of the Company’s common stock. Mr. Schweizer was granted 2,000,000 shares of the Company's common stock. All such shares are “restricted securities” as such term is defined by the Securities Act of 1933, as amended.  The Board of Directors has not awarded any options to our Directors.  There are no contractual arrangements with any member of the Board of Directors.  We have no Director’s service contracts.

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

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information as of May 5, 2016 with respect to the beneficial ownership of the Company's Common Stock by: (i) all persons known by the Company to be beneficial owners of more than 5% of the Company's Common Stock, (ii) each director and Named Executive Officer, and (iii) by all executive officers and directors as a group.

	No. of Shares of		Percent of
Name	Common Stock	No. of Options	Class(1)(2)

Shinsuke Nakano	959,134,371	-	35.0%
Roppongi, Minato-ku, Tokyo-to, 106-0032,
JAPAN

Takehiro Abe	548,076,783	-	20.0%
Roppongi, Minato-ku, Tokyo-to, 106-0032,
JAPAN

Group 10 Holdings LLC	137,500,000	123,000,000	5.0%
11 Island Avenue #1108
Miami Beach, FL 33139

All Officers and Directors (3)	1,522,461,154	-	55.6%

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

(2)	Based on 774,813,917 issued and outstanding shares of common stock on May 5, 2016.

Item 13.   Certain Relationships and Related Transactions, and Director Independence.

Except as described below, none of the following persons has any direct or indirect material interest in any transaction to which we are a party during the past two years, or in any proposed transaction to which the Company is proposed to be a party:

●	any director or officer;
●	any proposed nominee for election as a director;
●	any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to our common stock; or
●	any relative or spouse of any of the foregoing persons, or any relative of such spouse, who has the same house as such person or who is a director or officer of any parent or subsidiary.

We issued shares of our common stock to our officers and directors for services rendered.

Related Party Transactions

On August 24, 2015, the Company, received funds from 3476863 Canada Inc. (Peter Comito) in the amount of $50,000 under a Stock Purchase Agreement.  The Company intended to convert these funds into equity through the issuance of common shares of stock.  On March 28, 2016, the Company issued common shares under a settlement agreement to satisfy this obligation.

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

On September 30, 2015, the Company, issued an unsecured promissory note to Giovanni Comito in consideration for gross proceeds to the Company of $400,000 pursuant to a letter of intent (“LOI”) purchase agreement for the sale of intellectual property held by the Company.  The Giovanni Comito Note accrues interest at 4.5% per annum unless there is an event of default in which case the interest rate increases to 9.0% per annum.  The entire principal amount and all accrued but unpaid interest under the Giovanni Comito Note will be due and payable by the Company no later than March 31, 2016. Accrued interest as of December 31, 2015 was $4,537.  On March 28, 2016 this obligation was satisfied with the collective issuance of 85,832,640 to settle a total of $1,050,000 related party notes related to the purchase of the Company’s intellectual property.

On October 7, 2015, the Company, issued an unsecured promissory note to Bureauicom Inc. (Peter Comito) in consideration for gross proceeds to the Company of $100,000 pursuant to the LOI.  The Bureauicom Inc. Note accrues interest at 4.5% per annum unless there is an event of default in which case the interest rate increases to 9.0% per annum.  The entire principal amount and all accrued but unpaid interest under the Bureauicom Inc. Note will be due and payable by the Company no later than April 7, 2016. Accrued interest as of December 31, 2015 was $1,048.  On March 28, 2016 this obligation was satisfied with the collective issuance of 85,832,640 to settle a total of $1,050,000 related party notes related to the purchase of the Company’s intellectual property.

On October 14, 2015, the Company, issued an unsecured promissory note to 3476863 Canada Inc. (Peter Comito) in consideration for gross proceeds to the Company of $100,000 pursuant to the LOI.  The 3476863 Canada Inc. (Peter Comito) Note accrues interest at 4.5% per annum unless there is an event of default in which case the interest rate increases to 9.0% per annum.  The entire principal amount and all accrued but unpaid interest under the 3476863 Canada Inc. (Peter Comito) Note will be due and payable by the Company no later than April 14, 2016. Accrued interest as of December 31, 2015 was $962.  On March 28, 2016 this obligation was satisfied with the collective issuance of 85,832,640 to settle a total of $1,050,000 related party notes related to the purchase of the Company’s intellectual property.

On October 16, 2015, the Company, issued an unsecured promissory note to Natter Investments (Peter Comito) in consideration for gross proceeds to the Company of $50,000 pursuant to a letter of intent (“LOI”) purchase agreement for the sale of intellectual property held by the Company.  The Natter Investments (Peter Comito) Note accrues interest at 4.5% per annum unless there is an event of default in which case the interest rate increases to 9.0% per annum.  The entire principal amount and all accrued but unpaid interest under the Natter Investments (Peter Comito) Note will be due and payable by the Company no later than April 16, 2016. Accrued interest as of December 31, 2015 was $468.  On March 28, 2016 this obligation was satisfied with the collective issuance of 85,832,640 to settle a total of $1,050,000 related party notes related to the purchase of the Company’s intellectual property.

On October 20, 2015, the Company, issued an unsecured promissory note to Peter Comito Family Trust in consideration for gross proceeds to the Company of $50,000 pursuant to the LOI.  The Peter Comito Family Trust Note accrues interest at 4.5% per annum unless there is an event of default in which case the interest rate increases to 9.0% per annum.  The entire principal amount and all accrued but unpaid interest under the Peter Comito Family Trust Note will be due and payable by the Company no later than April 20, 2016. Accrued interest as of December 31, 2015 was $444.  On March 28, 2016 this obligation was satisfied with the collective issuance of 85,832,640 to settle a total of $1,050,000 related party notes related to the purchase of the Company’s intellectual property.

On October 28, 2015, the Company, issued an unsecured promissory note to 9138-1095 Quebec Inc. (Angelo Chiapetta) in consideration for gross proceeds to the Company of $50,000 pursuant to the LOI.  The 9138-1095 Quebec Inc. (Angelo Chiapetta) Note accrues interest at 4.5% per annum unless there is an event of default in which case the interest rate increases to 9.0% per annum.  The entire principal amount and all accrued but unpaid interest under the 9138-1095 Quebec Inc. (Angelo Chiapetta) will be due and payable by the Company no later than April 28, 2016. Accrued interest as of December 31, 2015 was $395.  On March 28, 2016 this obligation was satisfied with the collective issuance of 85,832,640 to settle a total of $1,050,000 related party notes related to the purchase of the Company’s intellectual property.

On November 4, 2015, the Company, issued an unsecured promissory note to 7091061 Canada Inc. (Carmine D'Argenio) in consideration for gross proceeds to the Company of $50,000 pursuant to the LOI.  The 7091061 Canada Inc. (Carmine D'Argenio) Note accrues interest at 4.5% per annum unless there is an event of default in which case the interest rate increases to 9.0% per annum.  The entire principal amount and all accrued but unpaid interest under the 7091061 Canada Inc. (Carmine D'Argenio) will be due and payable by the Company no later than May 4, 2016. Accrued interest as of December 31, 2015 was $351.  On March 28, 2016 this obligation was satisfied with the collective issuance of 85,832,640 to settle a total of $1,050,000 related party notes related to the purchase of the Company’s intellectual property.

On November 18, 2015, the Company, issued an unsecured promissory note to Gabriella Trust (Peter Comito) in consideration for gross proceeds to the Company of $100,000 pursuant to the LOI.  The Gabriella Trust (Peter Comito) Note accrues interest at 4.5% per annum unless there is an event of default in which case the interest rate increases to 9.0% per annum.  The entire principal amount and all accrued but unpaid interest under the Gabriella Trust (Peter Comito) will be due and payable by the Company no later than May 18, 2016. Accrued interest as of December 31, 2015 was $530.  On March 28, 2016 this obligation was satisfied with the collective issuance of 85,832,640 to settle a total of $1,050,000 related party notes related to the purchase of the Company’s intellectual property.

On November 18, 2015, the Company, issued an unsecured promissory note to 3482286 Canada Inc. (Peter Comito) in consideration for gross proceeds to the Company of $25,000 pursuant to the LOI.  The 3482286 Canada Inc. (Peter Comito) Note accrues interest at 4.5% per annum unless there is an event of default in which case the interest rate increases to 9.0% per annum.  The entire principal amount and all accrued but unpaid interest under the 3482286 Canada Inc. (Peter Comito) will be due and payable by the Company no later than May 18, 2016. Accrued interest as of December 31, 2015 was $133.  On March 28, 2016 this obligation was satisfied with the collective issuance of 85,832,640 to settle a total of $1,050,000 related party notes related to the purchase of the Company’s intellectual property.

On November 18, 2015, the Company, issued an unsecured promissory note to 3931731 Canada Inc. (Peter Comito) in consideration for gross proceeds to the Company of $25,000 pursuant to the LOI.  The 3931731 Canada Inc. (Peter Comito) Note accrues interest at 4.5% per annum unless there is an event of default in which case the interest rate increases to 9.0% per annum.  The entire principal amount and all accrued but unpaid interest under the 3931731 Canada Inc. (Peter Comito) will be due and payable by the Company no later than May 18, 2016. Accrued interest as of December 31, 2015 was $133.  On March 28, 2016 this obligation was satisfied with the collective issuance of 85,832,640 to settle a total of $1,050,000 related party notes related to the purchase of the Company’s intellectual property.

On November 18, 2015, the Company, issued an unsecured promissory note to 8141185 Canada Inc. (Peter Comito) in consideration for gross proceeds to the Company of $25,000 pursuant to the LOI.  The 8141185 Canada Inc. (Peter Comito) Note accrues interest at 4.5% per annum unless there is an event of default in which case the interest rate increases to 9.0% per annum.  The entire principal amount and all accrued but unpaid interest under the 8141185 Canada Inc. (Peter Comito) will be due and payable by the Company no later than May 18, 2016. Accrued interest as of December 31, 2015 was $133.  On March 28, 2016 this obligation was satisfied with the collective issuance of 85,832,640 to settle a total of $1,050,000 related party notes related to the purchase of the Company’s intellectual property.

On November 18, 2015, the Company, issued an unsecured promissory note to Natter Investments (Peter Comito) in consideration for gross proceeds to the Company of $25,000 pursuant to the LOI.  The Natter Investments (Peter Comito) Note accrues interest at 4.5% per annum unless there is an event of default in which case the interest rate increases to 9.0% per annum.  The entire principal amount and all accrued but unpaid interest under the Natter Investments (Peter Comito) will be due and payable by the Company no later than May 18, 2016. Accrued interest as of December 31, 2015 was $133.  On March 28, 2016 this obligation was satisfied with the collective issuance of 85,832,640 to settle a total of $1,050,000 related party notes related to the purchase of the Company’s intellectual property.

At December 31, 2015, Joshua Kimmel, CEO was the only Director of the Company.

Director Independence.

We do not have an independent Board of Directors. Each of our Directors also serves as an Officer of the Company.

Item 14.   Principal Accounting Fees and Services. - KBL, LLP

AUDIT FEES. The aggregate fees billed for professional services rendered was $45,000 and $18,000 for the audit of our annual financial statements for the fiscal years ended December 31, 2015 and 2014, respectively, and $13,000 and $12,000 for the reviews of the financial statements included in our Forms 10-Q for the fiscal years ended 2015 and 2014 respectively.

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

ALL OTHER FEES. Other than the services described above, there were no other services provided by our principal accountants for the fiscal years ended December 31, 2015 and 2014.

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

Our Board discussed and reviewed with the independent auditors all matters required to be discussed by auditing standards generally accepted in the United States of America, including those described in Statement on Auditing Standards No. 61, as amended, "Communication with Audit Committees." Our entire Board, acting in the capacity of the Audit Committee reviewed the audited consolidated financial statements of the Company as of and for the year ended December 31, 2014 with the independent auditors. Management has the responsibility for the preparation of the Company's financial statements and the independent auditors have the responsibility for the examination of those statements. Based on the above-mentioned review and discussions with the independent auditors our Board of Directors approved the Company's audited consolidated financial statements and recommended that they be included in its Annual Report on Form 10-K for the year ended December 31, 2015, for filing with the Securities and Exchange Commission.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

a)	The following report and consolidated financial statements are filed together with this Annual Report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 2015 and 2014

CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2015 AND DECEMBER 31, 2014

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

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

BREATHE ECIG CORP.

By: /s/ Shinsuke Nakano, CEO	Date: May 19, 2016
Chief Executive Officer, Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Seth Shaw	Date: May 19, 2016
Chief Executive Officer, Director

BREATHE ECIG CORP.
(FORMERLY DNA PRECIOUS METALS, INC.)

Report of Independent Registered Public Accounting Firm

To the Directors of
Breathe eCig Corp.

We have audited the accompanying consolidated balance sheets of Breathe eCig Corp. (the "Company") as of December 31, 2015 and 2014, and the related consolidated statements of operations, changes in stockholders' deficit and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Breathe eCig Corp. as of December 31, 2015 and 2014, and the results of its consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the years ended December 31, 2015 and 2014 in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the lack of profitable operations to date raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in this regard are described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

KBL, LLP

/s/KBL, LLP
New York, NY
May 19, 2016

BREATHE ECIG CORP.
(FORMERLY DNA PRECIOUS METALS, INC.)
CONSOLIDATED BALANCE SHEETS

	DECEMBER 31,	DECEMBER 31,
	2015	2014

ASSETS
CURRENT ASSETS
Cash	$10,955	$13,346
Prepaid expenses	52,051	-
Inventory, net of valuation allowance of $381,150	114,067	-
Total current assets	177,073	13,346

TOTAL ASSETS	$177,073	$13,346

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$677,441	$45,606
Notes payable - current portion, reduced by original issue discount of $19,829	319,361	-
Accrued interest	17,162	-
Liability for stock to be issued	82,710	-
Notes payable - related parties	1,175,000	5,000
Total current liabilities	2,271,674	50,606

TOTAL LIABILITIES	2,271,674	50,606

STOCKHOLDERS' DEFICIT
Preferred stock, $0.001 par value, 10,000,000 shares authorized
Nil shares issued and outstanding	-	-
Common stock, $0.001 par value, 500,000,000 shares authorized
470,811,277 shares issued and outstanding	470,811	-
Additional paid in capital	6,872,993	-
Accumulated deficit	(9,438,405)	(37,260	)*
Total stockholders' deficit	(2,094,601)	(37,260)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$177,073	$13,346

* Represents members equity of Breathe LLC prior to reverse merger

See accompanying notes to consolidated financial statements.

BREATHE ECIG CORP.
(FORMERLY DNA PRECIOUS METALS, INC.)
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

	DECEMBER 31,
	2015	2014

REVENUE	$77,194	-

COST OF GOODS SOLD	170,621	-

GROSS LOSS	(93,427)	-

OPERATING EXPENSES
Research and development	2,756	-
Loss on inventory valuation	376,429
Marketing, advertising and promotion	550,213	-
Salaries and related expenses, including stock-based compensation	200,441	-
Professional fees	6,554,312	38,795
Rent	9,496	-
General and administrative	562,976	6,204
Total operating expenses	7,880,194	44,999

OTHER (INCOME) EXPENSE
Interest expense, net	456,008	4,167
Legal settlement expense	44,400	-
Loss on conversion of debt	475,071	-
Gain on conversion of warrants	(84,577)	-
Fair value adjustment on derivative liability	60,193	-
Loss on investments	100,000	-
Total other (income) expense	1,427,524	4,167

Net loss before provision for income taxes	(9,401,145)	(49,166)

Provision for income taxes	-	-

Net loss	$(9,401,145)	$(6,939)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	324,529,307	N/A

NET LOSS PER SHARE	$(0.03)	-

See accompanying notes to consolidated financial statements.

BREATHE ECIG CORP.
(FORMERLY DNA PRECIOUS METALS, INC.)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

	Preferred Stock		Common Stock		Additional Paid-In	Deferred	Accumulated
	Shares	Amount	Shares	Amount	Capital	Compensation	Deficit	Total
Balance - December 31, 2013	-	$-	-	$-	-	$-	$(6,974)	$(6,974)

Net members contributions	-	-	-	-	-	-	18,800	18,800
Net loss for the period	-	-	-	-	-	-	(49,166)	(49,166)

Balance - December 31, 2014	-	-	-	-	-	-	(37,260)	(37,260)

Common shares issued for cash	-	-	26,983,998	26,984	1,020,286	-	-	1,047,270
Common shares issued for services (and prepaid expenses)	-	-	66,108,817	66,109	5,764,148	-	-	5,830,257
Common shares issued for debt financing cost	-	-	17,850,000	17,850	158,200	-	-	176,050
Common shares issued for legal settlement	-	-	8,000,000	8,000	36,400	-	-	44,400
Cash paid for purchase price adjustments and derivate rights on stock	-	-			(180,000)	-	-	(180,000)
Exercise of warrants	-	-	7,541,511	7,541	165,115	-	-	172,656
Common shares issued on convertible note conversions	-	-	85,074,284	85,074	321,310	-	-	406,385
Common shares issued for investment in TAUG	-	-	2,666,667	2,667	97,333	-	-	100,000
Common shares issued in reverse merger with Breathe eCigs Corp.	-	-	150,000,000	150,000	(9,089,660)	-	7,733,077	(1,098,246)
Net loss for the period	-	-	-	-	-	-	(9,401,145)	(9,401,145)

Balance - December 31, 2015	-	$-	470,811,277	$470,811	$6,872,993	$-	$(9,438,405)	$(2,094,601)

See accompanying notes to consolidated financial statements.

BREATHE ECIG CORP.
(FORMERLY DNA PRECIOUS METALS, INC.)
CONSOLIDATED STATEMENTS OF CASH FLOW
FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

	FOR THE YEARS ENDED DECEMBER 31
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss for the period	$(9,401,145)		$(49,166)

Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of deferred financing fees	12,365		-
Non-cash interest charges	285,355		-
Amortization of original issue discount	38,171		-
Legal fees incurred deducted from proceeds of notes payable	34,250		-
Stock issued for legal settlement	44,400		-
Gain on warrant conversion	(84,577)		-
Loss on coversion of debt to equity	174,752		-
Loss on extinguishment of debt	77,243		-
Loss on inventory valuation	376,429		-
Loss on investments	100,000		-
Fair value adjustment in derivative liabilities	60,193		-
Common stock and stock options issued or to be issued for services rendered	5,953,937		-

Change in assets and liabilities
(Increase) decrease in prepaid expenses and deposits	(94,743)		-
(Increase) in inventory	(467,996)		-
Increase in accounts payable and accrued expenses	542,441		42,962
Total adjustments	7,052,220		42,962
Net cash used in operating activities	(2,348,925)		(6,204)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds received from convertible notes	857,513		-
Net member contributions	-		18,880
Repayments of notes payable	(553,249)		-
Proceeds from promisory notes - related party	1,175,000		-
Cash paid for purchase price adjustments and derivate rights on stock	(180,000)		-
Proceeds received for common stock and liability for stock to be issued	1,047,270		-
Net cash provided by financing activities	2,346,534		18,800

NET (DECREASE) INCREASE IN CASH	(2,391)		12,676

CASH - BEGINNING OF YEAR	13,346		670

CASH - END OF YEAR	$10,955		$13,346

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$20,308		1,423
Income taxes	$-		$-

SUPPLEMENTAL NON-CASH ACTIVITY:
Issuance of common stock and warrants for prepaid expenses	$518,200		$-

Reverse Merger of Breathe LLC
Accumulated deficit	$7,733,077	$
Prepaid expenses	191,584		-
Fixed assets	138,049		-
Mining rights	1,035,818		-
Accounts payable	(111,275)		-
Asset retirement obligation	(107,749)		-
Note payable	(125,451)		-
Accumulated comprehensive income	114,446
Due to Company	221,159		-
Adjustment to APIC	$9,089,658		$-

Shares received in TAUG for commercialization of product at fair value	$100,000		$-
Common shares issued for investment in Tauriga	$100,000		$-
Original issue discount netted from convertible notes	$58,000		$-
Inventory purchased through issuance of common stock	$22,500		$-
Common shares issued for conversion of debt	$406,385		$-

See accompanying notes to consolidated financial statements.

BREATHE ECIG CORP.
(FORMERLY DNA PRECIOUS METALS, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015 AND 2014

NOTE 1 -	ORGANIZATION AND BASIS OF PRESENTATION

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

On January 16, 2015, Breathe eCigs Corp., a Tennessee corporation (“Breathe”), entered into a Share Exchange Agreement (the “Exchange Agreement”) with the Company, whereby the Company acquired all of the issued and outstanding membership interests Breathe LLC in consideration for the issuance of 150,000,000 shares of the Company’s common stock to the members of Breathe, LLC.

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

In connection with the acquisition of Breathe LLC, on March 5, 2015 the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) pursuant to which the Company merged with its wholly owned subsidiary, Breathe eCig Corp., the sole purpose of the Merger was to effect a change of the Company's name from DNA Precious Metals, Inc. to Breathe eCig Corp. This name change more accurately reflects the Company’s current operations.

BREATHE ECIG CORP.
(FORMERLY DNA PRECIOUS METALS, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015 AND 2014

NOTE 1-	ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

With the acquisition of Breathe LLC, it was contemplated that the Company would spin-off the operations of its mining operations, which were being conducted through the Company’s wholly owned subsidiary, DNA Canada, Inc (“DNAC”).  Effective February 3, 2015, the Company declared a stock dividend whereby each of the Company’s shareholders on the record date (February 3, 2015) would receive one share of DNAC for every two shares of the Company’s common stock owned.

On February 3, 2015, the Company declared a stock dividend of its wholly owned subsidiary, DNA Canada, Inc. (“DNAC”) to the shareholders of record on February 3, 2015 whereby each shareholder of record received one share of DNAC for every two shares of DNA owned as of the record date.  The former members of Breathe LLC tendered their shares of DNAC for redemption by the Company.

With the completion of the spin-off, the Company was no longer in the mining field and its sole and exclusive business operations was the marketing of its electronic cigarettes and related vapor devices.

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

On March 15, 2016, the Company had their DEF 14A approved by the SEC. As a result of this, the authorized common stock increased from 500,000,000 to 8,000,000,000 shares. The common share increase was approved by the Company’s board of Directors on February 1, 2016.  In lieu of calling a special meeting of our stockholders, our Board of Directors had elected to obtain stockholder approval of the Authorized Share Increase Amendment by written consent (“Written Consent”) pursuant to Article II, Section 12 of our Bylaws and Section 78.370 of the Nevada Revised Statues. The close of business on February 18, 2016 was fixed as the record date for the determination of holders of our Common Stock entitled to receive notice of and discretion to approve the Authorized Share Increase Amendment.

As of March 30, 2016, pursuant to a settlement agreement under trademark litigation with plaintiff, Breathe LLC (a Florida organization), the Company has ceased its continuing operations in the eCigarette business (the effective date of the discontinuance of operations in that industry). In accordance with the settlement agreement, the Company will pay two cash payments ($10,000 immediately and $15,000 due by July 31, 2016) and issue 50 million restricted common shares of Company stock (which was issued April 15, 2016) in addition to the transfer of 5,000,000 common shares which it holds in Tauriga Sciences, Inc. The Company further agrees to split 50/50 any future sales of its held inventory. The sale of inventory shall be a joint effort by the two companies and shall last for a duration of one year from April 1, 2016. After such period, the Company will dispose of any remaining inventory. As of March 30, 2016, the Company re-entered the development stage.

On April 5, 2016, the Company announced its intention to give White Fox Ventures, Inc. (“White Fox”) a majority controlling interest in the Company pursuant to an Acquisition Agreement by which White Fox was to be acquired for an undetermined amount of shares equating 85% of the total authorized capital of the Company. The deal was to be effective April 15, 2016. On May 5, 2016, the Company announced that the deal will be rescinded based on the due diligence on this acquisition. It was determined that the agreement and acquisition were not in the best interests of the Company at this time. The parties are working on an alternative structure at this time. The principal of White Fox, Shinsuke Nakano (“Nakano”), and investors had invested $196,557 into the Company in the form of payment of various settlements and invoices outstanding. The investment will be treated as private placement at $0.0001, whereby the Company, on May 10, 2016, issued to Nakano and investors 1,965,570,000 shares of common stock. In addition, for their investments Nakano was named as the Chief Executive Officer of the Company and the Chairman of the Board and Abe was appointed to the positions of Chief Operating Officer ("COO") and Director ("Board Member".)

BREATHE ECIG CORP.
(FORMERLY DNA PRECIOUS METALS, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015 AND 2014

NOTE 1-	ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

Going Concern

The consolidated financial statements have been prepared on a going concern basis. The going concern basis of presentation assumes that the Company will continue in operation for the foreseeable future and be able to realize its assets and discharge its liabilities and commitments in the normal course of business. The Company has generated revenue of $77,194 and $0 for the years ended December 31, 2015 and 2014, respectively and has generated losses totaling $9,401,145 and $6,939 for the years ended December 31, 2015 and 2014, respectively.

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

On March 30, 2016, the Company discontinued the operations of its eCigarette business as a result of the settlement agreement they entered into with Breathe LLC. The agreement was the result of the difficulties of past management to operate that business effectively and profitable. With the departure of the past CEO, Joshua Kimmel, the Company was able to convert over $1,000,000 in debt in exchange for the intellectual property the Company owned in this industry, and agreed to exit this industry and sell off all remaining inventory during the next fiscal year.

The Company can give no assurance that it will achieve profitability in its new business or be capable of sustaining profitable continuing operations. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of the carrying amounts of assets or the amount and classification of liabilities that might result if the Company is unable to continue as a going concern. These factors raise substantial doubt regarding the ability of the Company to continue as a going concern.

The Company raised $1,047,270 for the year ended December 31, 2015, through the issuance of common stock and was able to raise capital in the form of convertible notes in the amount of $857,513 with substantially all of the funds raised subsequent to the acquisition of Breathe LLC to assist Breathe in completing the transaction and the cost of startup operations including the acquisition of product. In addition, the Company borrowed $1,175,000 from related parties to help fund operations.

BREATHE ECIG CORP.
(FORMERLY DNA PRECIOUS METALS, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015 AND 2014

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

Stock Based Compensation

The Company estimates the fair value of stock based payment awards made to officers and directors related to the Company’s stock incentive plan, on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as an expense ratably over the requisite service periods. The Company uses the Black-Scholes option pricing model to determine the fair value of the stock-based compensation that it grants to officers and directors. The Company is required to make certain assumptions in connection with this determination, the most important of which involves the calculation of volatility with respect to the price of its common stock. The computation of volatility is intended to produce a volatility value that is representative of the Company’s expectations about the future volatility of the price of its common stock over an expected term. Shares of the Company commenced trading on August 22, 2013. As a result, the volatility value that the Company calculated may differ from the future volatility of the price of its shares of common stock.

Upon the exercise of stock options, any consideration received and the amounts previously recorded under stock-based compensation are credited to share capital. Upon the issuance of shares resulting from share awards, amounts previously recorded under stock based compensation are credited to share capital.

BREATHE ECIG CORP.
(FORMERLY DNA PRECIOUS METALS, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015 AND 2014

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

The Company maintains cash and cash equivalent balances at one major United States bank.

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
DECEMBER 31, 2015 AND 2014

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

BREATHE ECIG CORP.
(FORMERLY DNA PRECIOUS METALS, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015 AND 2014

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue Recognition

The Company recognizes revenues from the sale of the Company’s products when the following criteria are met: (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred; (iii) the price to the customer is fixed or determinable; and (iv) collection of the sales price is reasonably assured.  Delivery occurs when goods are shipped and title and risk of loss have passed to the customer.  Revenue is deferred in all instances where the earnings process is incomplete.  Payments received before all of the relevant criteria for revenue recognition are satisfied will be recorded as deferred revenue.  Revenues and costs of revenues from consulting contracts will be recognized during the period in which the service will be performed.  All revenues will be reported net of any sales discounts or taxes.

Trade Receivables and Allowance for Doubtful Accounts

The Company was engaged up until March 30, 2016 in the sales and distribution in the consumer products market through sales to distributors, wholesalers and direct to consumers via e-commerce sales of eCigarettes for use by consumers.  Trade receivables consisted primarily of amounts due to the Company from their normal business activities whereby approved distributors and wholesalers are extended terms after down payments on orders. The Company controlled credit risk related to the trade receivables through credit approvals, credit limits and monitoring procedures, and perform ongoing credit evaluations of the customers. In assessing the carrying value of its trade receivables, the Company estimated the recoverability by making assumptions based on factors such as current overall and industry-specific economic conditions, historical and anticipated customer performance, historical write-off and collection experience, the level of past-due amounts, and specific risks identified in the accounts receivable portfolio. Additional changes to the allowance could be necessary in the future if a customer’s creditworthiness deteriorates, or if actual defaults are higher than the Company’s historical experience. Any difference could result in an increase or decrease in the allowance for doubtful accounts.

Inventory

Finished Goods Inventory - Finished goods inventory is stated at the lower of cost or market determined by the first-in, first-out method, and include salable eCigarette product items and supplies that are sale ready to ship to consumers, wholesalers or distributers. Shipping and handling costs (consisting of all costs to warehouse, pick, pack and deliver inventory to customers) will be included in cost of goods sold. Samples are included in marketing expenses which are a component of general and administrative costs. The Company in March 2015 entered into Distribution Agreements with various distributors for the distribution of the Company’s products. The Company placed an initial order for merchandise in the amount of $437,750 on March 27, 2015. The Company has outsourced the assembly and production of its products held for resale and will not hold any of the product in its possession. The Company’s inventory is received, housed and distributed by a third party fulfillment provider. As of December 31, 2015 the inventory held by the third party fulfillment provider has a value of $228,134.

As of March 30, 2016, pursuant to a settlement agreement under trademark litigation, the Company has ceased its continuing operations in the eCigarette business (the effective date of the discontinuance of operations in that industry). In accordance with the settlement agreement, the Company will pay two cash payments ($10,000 immediately and $15,000 due by July 31, 2016) and issue 50 million restricted common shares of Company stock (which was issued April 15, 2016) in addition to the transfer of 5,000,000 common shares which it holds in Tauriga Sciences, Inc.. The Company further agrees to split 50/50 any future sales of its held inventory. The sale of inventory shall be a joint effort by the two companies and shall last for a duration of one year from April 1, 2016. After such period, the Company will dispose of any remaining inventory.

As a result of the settlement agreement and the resultant discontinuance of this operation, management feels that it could sell the current inventory at $.50 for each $1 of inventory therefore an allowance has been recorded to recognize the current expected net realizable value of the on-hand inventory in the amount of $114,067.

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

For the purpose of calculating diluted earnings per share, the Company shall assume the exercise of dilutive stock options and warrants, as well as shares reserved for the conversion of certain notes payable. The assumed proceeds from these instruments shall be regarded as having been received from the issue of common shares at the average market price of common shares during the period. Dilutive common share issuances are not included in the computation of diluted earnings per share when the Company reports a loss because to do so would be anti-dilutive for the periods presented.

BREATHE ECIG CORP.
(FORMERLY DNA PRECIOUS METALS, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015 AND 2014

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

The accounting treatment of derivative financial instruments may require that the Company for various instruments record the conversion option and related warrants at their fair values as of the inception date of the agreements, and at fair value as of each subsequent balance sheet date, should the characteristics of these instruments warrant the need to record the derivative liability.

During the year ended December 31, 2014, as a result of entering into the convertible notes, the Company was required to classify certain non-employee warrants as derivative liabilities and record them at their fair values at each balance sheet date. Any change in fair value was recorded as a change in the fair value of derivative liabilities for each reporting period at each balance sheet date. The Company reassessed the classification at each balance sheet date. If the classification changed as a result of events during the period, the contract was reclassified as of the date of the event that caused the reclassification.

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

The Company signed convertible notes and warrants and has determined that a conversion option is embedded in the note and it is required to bifurcate the conversion option from the host contract under ASC 815 and account for the derivatives at fair value. The estimated fair value of the conversion option was determined using the binomial model. The fair value of the conversion option was classified as a liability until the debt was converted by the note holders or paid back by the Company. The fair value was affected by changes in inputs to that model including the stock price, expected stock price volatility, the contractual term, and the risk-free interest rate. The Company continued to classify the fair value of the conversion option as a liability until the conversion option was exercised, expired or amended in a way that would no longer require these conversion options to be classified as a liability, whichever comes first. The Company has adopted a sequencing policy that reclassifies contracts (from equity to assets or liabilities) with the most recent inception date first. Thus any available shares are allocated first to contracts with the most recent inception date.

BREATHE ECIG CORP.
(FORMERLY DNA PRECIOUS METALS, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015 AND 2014

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Derivative Financial Instruments (Continued)

For the binomial lattice options pricing model, the Company used the following assumptions and weighted average fair value ranges as at the transaction date, April 28, 2014, and for the period ended December 31, 2015:

Convertible Notes:	April 28, 2014	December 31, 2015
Risk free interest rate	0.0577%	N/A
Dividend yield	N/A	N/A
Volatility	86.31%	N/A

Warrants:	April 28, 2014	December 31, 2015
Risk free interest rate	0.144%	N/A
Dividend yield	N/A	N/A
Volatility	97.33%	N/A

The Company had repaid the debt associated with the derivative liability in December 2014, however carried the warrants through the conversion of those warrants in September 2015. As a result of the conversion of the warrants, the entire derivative liability was extinguished as of September 30, 2015. The Company has no other instruments that contain embedded derivatives.

Prior to the effective date of the DEF 14A (March 15, 2016) which included the amendment to the Certificate of Incorporation increasing the authorized common shares of the Company from 500,000,000 to 8,000,000,000 shares, the Company did not have sufficient authorized shares to effectuate any conversion of convertible notes outstanding with either of the two noteholders. The Company remained in constant negotiations with the noteholders resulting in amended agreements dated March 25, 2016 and March 29, 2016, respectively, and the noteholders did not exercise their right to issue the Company a notice of default. At no time, did the Company consider that the notes outstanding could not be fully settled, with the DEF 14A progressing towards effectiveness. As the 14A was effective, prior to the issuance of this report, the Company in effect, cured any default under the note agreements, and as a result, no derivative liability was recorded by the Company. The amended note agreements reflect the current amount of common shares needed to settle the remaining convertible note agreements and there is sufficient shares available to settle these agreements.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation. The reclassifications had no effect on the net loss or cash flows of the Company.

BREATHE ECIG CORP.
(FORMERLY DNA PRECIOUS METALS, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015 AND 2014

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Issued Accounting Standards

In February 2016, FASB issued ASU 2016-02, Leases (Topic 842). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases. The new guidance will be effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period and is applied retrospectively. Early adoption is permitted. We are currently in the process of assessing the impact the adoption of this guidance will have on the Company’s consolidated financial statements.

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
DECEMBER 31, 2015 AND 2014

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
DECEMBER 31, 2015 AND 2014

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
DECEMBER 31, 2015 AND 2014

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

BREATHE ECIG CORP.
(FORMERLY DNA PRECIOUS METALS, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015 AND 2014

NOTE 4-	CONVERTIBLE NOTES AND DERIVATIVE LIABILITIES (CONTINUED)

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

On March 25, 2016, the Company paid $55,000 to Typenex to settle all obligations resulting from these agreements.

BREATHE ECIG CORP.
(FORMERLY DNA PRECIOUS METALS, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015 AND 2014

NOTE 4-	CONVERTIBLE NOTES AND DERIVATIVE LIABILITIES (CONTINUED)

Convertible Note dated February 4, 2015

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

Convertible Note dated February 9, 2015

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

BREATHE ECIG CORP.
(FORMERLY DNA PRECIOUS METALS, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015 AND 2014

NOTE 4-	CONVERTIBLE NOTES AND DERIVATIVE LIABILITIES (CONTINUED)

Convertible Note dated February 9, 2015 (Continued)

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

Convertible Note dated March 6, 2015

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

On October 2, 2015 the Company paid $34,000 in cash to a noteholder on an 8% convertible note with an original face value of $31,500 dated March 6, 2015.  At the time of payment, the note had an unconverted principal balance of $17,000 and accrued unpaid interest of $779.  The Company recognized a loss on this debt conversion in the amount of $16,221.

In September 2015, this noteholder converted $14,500 in principal and $620 in interest in exchange for 2,886,503 shares of common stock.  The Company paid this note in full October 2, 2015.  The Company realized a loss on extinguishment of debt in the amount of $16,221.  The total payment to this noteholder was $34,000.

BREATHE ECIG CORP.
(FORMERLY DNA PRECIOUS METALS, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015 AND 2014

NOTE 4-	CONVERTIBLE NOTES AND DERIVATIVE LIABILITIES (CONTINUED)

Convertible Note dated March 11, 2015

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

In September 2015, this note holder converted $15,000 in principal and $640 in interest in exchange for 4,062,781 shares of common stock.  On October 14, 2015, the noteholder converted $10,501 in principal and $499 of accrued interest.  The Company paid this note in full for cash, with remaining accrued interest of $1,277 on October 14, 2015.  The Company realized a loss on extinguishment of debt in the amount of $36,724.  The total payment to this noteholder was $65,000.

Convertible Note dated March 13, 2015

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

BREATHE ECIG CORP.
(FORMERLY DNA PRECIOUS METALS, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015 AND 2014

NOTE 4-	CONVERTIBLE NOTES AND DERIVATIVE LIABILITIES (CONTINUED)

Convertible Note dated March 13, 2015 (Continued)

On September 25, 2015, the Company paid this note face value in full with accrued interest in the amount of $2,246.  The Company recognized a loss on debt extinguishment in the amount of $36,254. This note was satisfied with $75,000 in cash and 1,500,000 common shares of stock, issued in three equal blocks of free trading stock.  These conversion shares are scheduled to be issued November 1, 2015; December 1, 2015 and January 1, 2016 and shall not have a value of less than $5,000 each.  As of December 31, 2015, the Company has recorded a liability to issue stock in the amount of $15,000.

Convertible Note dated March 31, 2015

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

Convertible Note dated April 8, 2015

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

BREATHE ECIG CORP.
(FORMERLY DNA PRECIOUS METALS, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015 AND 2014

NOTE 4-	CONVERTIBLE NOTES AND DERIVATIVE LIABILITIES (CONTINUED)

Convertible Note dated April 8, 2015 (Continued)

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

After the Prepayment Termination Date, the Borrower shall have no right to prepay this Note. For purposes hereof, the “Prepayment Factor” shall equal one hundred and fifty percent (150%), provided that such Prepayment factor shall equal one hundred and twenty percent (120%) if the Optional Prepayment Date occurs on or before the date which is three (3) months following the Issue Date hereof. During the month of October 2015, the Company paid $83,638 in cash to this noteholder representing the face value of $53,000 and accrued interest of $2,740.  The Company recognized a loss on the debt conversion in the amount of $27,898.

Convertible Note 1 dated May 22, 2015

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

On November 8, 2015, the Company paid this note face value in full for cash with accrued interest in the amount of $5,104.  The Company recognized a loss on debt extinguishment in the amount of $55,351. The total payment to this noteholder was $197,955.

BREATHE ECIG CORP.
(FORMERLY DNA PRECIOUS METALS, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015 AND 2014

NOTE 4-	CONVERTIBLE NOTES AND DERIVATIVE LIABILITIES (CONTINUED)

Convertible Note 2 dated May 22, 2015

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

On October 14, 2015, the Company paid this note face value in full for cash with accrued interest in the amount of $3,960.  The Company recognized a loss on debt extinguishment in the amount of $30,224. The total payment to this noteholder was $116,684.

Convertible Note dated June 8, 2015

On June 8, 2015, the Company entered into a 12% convertible redeemable note payable with an investor in the amount of $100,000. The gross amount of the note is $100,000, with net proceeds received of $96,500. The $3,500 represents legal fees. This note matures on June 8, 2016. The note will also bear interest at 12%, compounded annually. The maturity date of this note is one year from execution. The note may be converted, in whole or in part, into shares of the Company’s common stock. The conversion price will be the lower of closing price of the common stock on the principle market on the training day immediately preceding the closing date or 35%, equivalent to a 65% discount, of the lowest trading price of the Company’s common stock during the 20 trading days prior to conversion and the closing sale price of the common stock on the principal market on the trading day immediately preceding the closing date. Under terms of the convertible note agreement, if the closing sale price at any time falls below $0.05, then such 35% figure specified above shall be reduced to 20%, equivalent to an 80% discount.  The stock closing price went below $0.05 per share in the three months ended September 30, 2015.  For defaults, the note is immediately due and payable and subject to a penalty interest rate of 24%.

The note may be prepaid according to the following schedule: Between 1 and 90 days from the date of execution, the note may be prepaid for 120% of face value plus accrued interest. Between 91 and 180 days from the date of execution, the note may be prepaid for 140% of face value plus accrued interest. After 180 days from the date of execution, the note may not be prepaid.

BREATHE ECIG CORP.
(FORMERLY DNA PRECIOUS METALS, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015 AND 2014

NOTE 4-	CONVERTIBLE NOTES AND DERIVATIVE LIABILITIES (CONTINUED)

Convertible Note dated June 8, 2015 (Continued)

As prescribed in the convertible note agreement, the Company was required to maintain a sufficient number of shares, free from preemptive rights, to provide for the issuance of common stock upon conversion. The Company was required at all times to authorize a reserve of five times the number of shares that are actually issuable upon full conversion of this note. The Company initially instructed the transfer agent to reserve 16,500,000 shares of common stock for the noteholder for issuance upon conversion.  The noteholder waived the requirement of the reserve shares above and beyond what was needed to convert through the maturity date, not withstanding the initial reserve amount.  At September 30, 2015 the number of share that were necessary and issuable upon full conversion of then outstanding principal and accrued unpaid interest was 74,094,286.  The shares needed to convert was based on 20% of the lowest trading price of the Company’s common stock as reported on the OTCQB for the twenty prior trading days including the day upon which a notice of conversion is delivered ($0.007.)  Under terms of the convertible note contract, if the closing sale price at any time falls below $0.05, then such 35% figure specified above shall be reduced to 20%, equivalent to an 80% discount.  The stock closing price was below $0.05 per share at December 31, 2015.

As of December 31, 2015, the Company has $30,000 outstanding on this note as well as accrued default interest fees of $20,002 for a total of $50,002.

On January 4, 2016 the Company issued 16,670,000 shares of common stock to holder of a convertible note dated June 8, 2015.  The noteholder converted $10,002 of principal only for the shares.  The applicable conversion price was $0.0006.  Upon this conversion, the note had a remaining balance including default interest fees of $40,000.

On March 29, 2016, the Company entered into an agreement with this noteholder to amend this convertible note to cure the default clause of the original agreement (no notice of default was provided).  The event of default was due to the Company’s inability to reserve sufficient shares required by the convertible note agreement based on the total authorized and unissued shares, which was subsequently cured with the increase of the authorized shares to 8,000,000,000 on March 15, 2016.  The holder agreed to reset the total balance due to the “Adjust Current Balance” of $40,000.  Also, under the agreement the price of future conversions will be set at $0.001.  The Company was further required to reserve common shares of not less than 40,000,000. From the date of this agreement, the note shall not be subject to interest.

On April 11, 2016 the Company issued 20,000,000 shares of common stock (of the 40,000,000) to the noteholder.  The noteholder converted $2,030 of principal only for the shares.  The applicable conversion price was $0.0001015.  Upon this conversion, the note had a balance of $37,970. Upon the issuance of the remaining 20,000,000 shares, any applicable loss on conversion will be recorded at that time

Convertible Note dated June 10, 2015

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

BREATHE ECIG CORP.
(FORMERLY DNA PRECIOUS METALS, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015 AND 2014

NOTE 4-	CONVERTIBLE NOTES AND DERIVATIVE LIABILITIES(CONTINUED)

Convertible Note dated June 10, 2015 (Continued)

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

In December 2015, the noteholder in three (3) separate conversions, converted $47,250 into 60,000,000 shares of common stock. Two of these note conversions were performed at a price below par value. The result was that $22,500 represented a discount to the common stock (which is reflected net in APIC). After these conversions, the balance outstanding on this note at December 31, 2015 is $35,250, net of an OID of $2,151, plus $118,938 in accrued default penalties, representing a total outstanding of $152,037.

In March 2016, the noteholder in three (3) separate conversions converted $11,188 of principal and accrued fees into 76,500,000 shares of stock leaving a balance due under this note including interest and fees of $143,000.

On March 25, 2016, the Company entered into an agreement with the noteholder to amend the clauses in the original note agreement.  As a result, the Company was required to pay $20,000 in cash to the noteholder on or before March 31, 2016, which it did, and the noteholder agreed to reset the total balance due to the “Adjust Current Balance” of $123,000 representing 123,000,000 shares to be issued at $0.001. The Company is yet to issue these shares.

Convertible Note dated December 23, 2015

On December 23, 2015, the Company entered into a 12% convertible redeemable note payable with an investor in the amount of $72,263. This note matures on December 23, 2016. The note will also bear interest at 12%, compounded annually. The maturity date of this note is one year from execution. Any amount of principal or interest on this note which is not paid when due shall bear an interest rate of 24% per year (“default interest”.) The note may be converted, in whole or in part, into shares of the Company’s common stock. The conversion price will be the lower of 55%, equivalent to a 45% discount, of the lowest trading price of the Company’s common stock during the 20 consecutive training days immediately preceding the conversion date and the closing sale price of the common stock on the principal market on the trading day immediately preceding the closing date. If the Company share price at any time loses the bid (ex: 0.0001 on the “ask” and zero market makers on the bid on level 2), then the conversion price may, in the holder’s sole and absolute discretion, be reduced to a fixed conversion price of 0.00001 (If lower than the conversion price otherwise.)

BREATHE ECIG CORP.
(FORMERLY DNA PRECIOUS METALS, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015 AND 2014

NOTE 4-	CONVERTIBLE NOTES AND DERIVATIVE LIABILITIES (CONTINUED)

Convertible Note dated December 23, 2015 (Continued)

Under terms of this agreement, the Company was required to set up an initial reserve of 5,000,000 common shares of stock for the potential conversion of convertible note principal and interest with an additional reserve of 245,000,000 shares of common stock in the name of the holder for issuance upon conversion as soon as a sufficient number of on issued shares become authorized, no later than January 25, 2016. This amount was duly reserved with transfer agent. The Company is required to have authorized and reserved five times the number of shares that are actually issuing a ball upon full conversion of this note.

As of December 31, 2015, the outstanding total of $72,263 along with accrued interest of $12,374, or $84,637 remains.

On March 29, 2016, the Company entered into an agreement with the noteholder to amend this convertible note.  As a result, the Company was required to pay $6,271 in cash to the noteholder on or before March 31, 2016, which it did and the noteholder agreed to reset the total balance due to the “Adjust Current Balance” of $78,366.  Also, under the agreement the price of future conversions will be set at $0.001.  No shares have been issued to the noteholder subsequent to this agreement.

Convertible Note dated December 24, 2015

On December 24, 2015, the Company entered into an 11% convertible redeemable note payable with an investor in the amount of $43,000. This note matures on December 24, 2016. The note will also bear interest at 11%, compounded annually. The maturity date of this note is one year from execution. Any amount of principal or interest on this note which is not paid when due shall bear an interest rate of 24% per year (“default interest”.) OID was recognized on this note in the amount of $18,000. Deducted from the cash proceeds of this note were $10,000 to cover legal and miscellaneous expenses.  $15,000 was paid in cash to the Company.

The note may be converted, in whole or in part, into shares of the Company’s common stock. The conversion price will be the lower of 55%, equivalent to a 45% discount, of the lowest trading price of the Company’s common stock during the 20 consecutive training days immediately preceding the conversion date and the closing sale price of the common stock on the principal market on the trading day immediately preceding the closing date. If the company share price at any time loses the bid (ex: 0.0001 on the “ask” and zero market makers on the bid on level 2), then the conversion price may, in the holder’s sole and absolute discretion, be reduced to a fixed conversion price of 0.00001(If lower than the conversion price otherwise.)

If the closing price at any time falls below $0.0012 the conversion price will be the lower of 40%, equivalent to a 45% discount, of the lowest trading price of the Company’s common stock during the 20 consecutive training days immediately preceding the conversion date and the closing sale price of the common stock on the principal market on the trading day immediately preceding the closing date.

Under terms of this agreement, the Company was required to set up an initial reserve of 245,000,000 common shares of stock for the potential conversion of convertible note principal and interest as soon as a sufficient number of on issued shares become authorized, no later than January 25, 2016.

Under terms of this note, the Company was required to have a sufficient number of shares reserved to allow full conversion as of the test date of January 25, 2016.  This subsequently triggered an event of default, although no formal notice of default was provided and reset the balance to an “Adjusted Principal Amount” which was defined as double the amount of outstanding principal on the test date.

BREATHE ECIG CORP.
(FORMERLY DNA PRECIOUS METALS, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015 AND 2014

NOTE 4-	CONVERTIBLE NOTES AND DERIVATIVE LIABILITIES (CONTINUED)

Convertible Note dated December 24, 2015 (Continued)

As of December 31, 2015, the amount outstanding under this note was $43,000, less OID interest of $17,678, plus accrued interest and default fees of $7,363 for a total outstanding of $32,685.

On March 29, 2016, the Company entered into an agreement with the noteholder to amend this convertible note. As a result, the Company was required to pay $3,729 in cash to the noteholder on or before March 31, 2016, which it did, and the noteholder agreed to reset the total balance due to the “Adjust Current Balance” of $46,634.  Also, under the agreement the price of future conversions will be set at $0.001.  The Company has not issued any shares under this agreement.

All convertible notes payable are due within one year and are reflected as current liabilities in the consolidated balance sheet at December 31, 2015.

The Company had $19,829 remaining in discount of the original issue discount with respect to these notes. Amortization of the original issue discount for the years ended December 31, 2015 and 2014 was $38,171 and $0, respectively.  Interest expense on the convertible notes for the years ended December 31, 2015 and 2014 was $36,237 and $0, respectively. Accrued interest on these convertible notes for the years ended December 31, 2015 was $5,948 and $0, respectively.

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

BREATHE ECIG CORP.
(FORMERLY DNA PRECIOUS METALS, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015 AND 2014

NOTE 4-	CONVERTIBLE NOTES AND DERIVATIVE LIABILITIES (CONTINUED)

Derivative Liability – Warrants (Continued)

The Lattice valuation model takes into account all of the assumptions that market participants would likely consider in negotiating the transfer of the embedded conversion option and the Warrants, namely, stock price, exercise price, time to expiration, volatility, risk-free rate and dividends.

The Company between November 26, 2014 and December 31, 2014, repaid the entire convertible note balance of $277,500 thus extinguishing the note. Upon the initial recording of the convertible note and warrants associated with the convertible note, a derivative liability was recorded as the convertible note and warrant each contained embedded derivatives as determined under ASC 815. Since the warrants associated with the convertible note has been exercised there is no outstanding liability as of December 31, 2015. The Company recognized a loss on the fair value of the derivative liabilities of $60,193 during the year ended December 31, 2015.  Prior to the exercise of warrants, the derivative liability balance was $257,233.  The balance at December 31, 2015 was $0.

NOTE 5-	STOCKHOLDERS’ DEFECIT

Preferred Stock

The Company was established on June 2, 2006 with 10,000,000 shares of preferred stock authorized with a par value of $0.001. The Company has not issued any preferred stock.

Common Stock

The Company was established on June 2, 2006 with 100,000,000 shares of common stock authorized with a par value of $0.001. On December 8, 2011, the Company amended the authorized stock to 150,000,000 shares. On March 17, 2014, the Company amended the authorized stock to 500,000,000 shares. On March 15, 2016 the Company’s shareholders ratified managements restructuring plan by approving the increase in authorized shares to 8,000,000,000

In 2014, the Company issued:

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
DECEMBER 31, 2015 AND 2014

NOTE 5-	STOCKHOLDERS’ DEFICIT (CONTINUED)

Common Stock (Continued)

In 2015, the Company issued:

On January 20, 2015 150,000,000 shares were issued in the acquisition of Breathe which was accounted for as reverse merger.

On March 31, 2015 the Company issued 2,666,667 shares for $100,000 in an investment into Tauriga Sciences, Inc (“TAUG”). The Company entered into a commercialization/license agreement with TAUG to jointly develop a new line of business involving CBD oil cartridges in on March 31, 2015. The Company received from TAUG 10,869,565 shares of TAUG common stock (with a value of $100,000) in exchange for their shares (reflected as an investment). Due to the very low stock value of both companies and with the Company exiting the eCigarette business both companies have impaired their respective investment to $0 as December 31, 2015.

On May 10, 2015 the Company issued a supplier 750,000 shares of common stock at a value of $22,500 for the payment of inventory ($0.03 per share) and 300,000 shares of common stock valued at $9,000 ($0.03 per share) to a former noteholder ("Iconic") as part of an Assignment and Assumption Agreement dated May 7, 2015.

26,983,998 common shares were issued for cash in the amount of $1,047,270 at an average share price of $0.039.

71,858,817 shares of common stock for consulting services rendered and to be rendered accrued as of December 31, 2015 in the amount of $5,547,305 including the cost of 6,500,000 shares to be issued. ($0.077 per share) including an agreement with Maxim Group LLC ("Maxim") to provide general financial advisory and investment banking services in exchange for 2.5% of the then issued and outstanding stock at the date of execution. The number of shares of common stock issued and outstanding at the time of this agreement was 276,352,667. At that date 2.5% of the issued and outstanding common stock equaled 6,908,817 shares. The Company, on May 18, 2015 canceled shares in the amount of 3,150,000 shares due to services never provided at a value of $157,500 ($0.05 per share).

85,074,284 common shares were issued for the conversion of principal and accrued interest by the holders of convertible notes at a value of $406,385 having and average share price of $0.005 at conversion.

17,150,000 common shares of stock to noteholders as commitment and assignment shares and recorded as debt financing cost at a value of $176,050 (average price $0.01.)

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

BREATHE ECIG CORP.
(FORMERLY DNA PRECIOUS METALS, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015 AND 2014

NOTE 5-	STOCKHOLDERS’ DEFICIT (CONTINUED)

Common Stock (Continued)

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

BREATHE ECIG CORP.
(FORMERLY DNA PRECIOUS METALS, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015 AND 2014

NOTE 5-	STOCKHOLDERS’ DEFICIT (CONTINUED)

Common Stock (Continued)

As of December 31, 2015, the Company has 470,811,277 shares of common stock issued and outstanding.  As of December 31, 2015 the Company had a liability for stock of $82,710 for stock to be issued as conversion shares under the note settlement agreement of the March 13, 2015 8% convertible note.  Share are to be issued in three issuances of 500,000 each not to have a value less than $5,000 each.  Issuances are scheduled November 1, 2015; December 1, 2015 and January 1, 2015. The Company reversed liability for stock issuable under a distribution agreement in the amount of five million common shares which had a value of $37,500 ($0.0075 per share) due to that agreement no longer being in effect.  The Company further has a liability for stock to be issued under a consulting agreement to issue 1,400,000 shares in the amount of $17,710 ($0.013 per share.) These shares do not include the shares owed to the noteholders as described in Note 4. The liability for those shares is included with the note payable balances.

The Company initiated payments in the amount of $180,000 to buy back price adjustment rights, warrants and additional issuance rights transferred to assignee under original stock purchase agreement dated July 2, 2015. The Company has the 4,000,000 share stock certificate in its possession pending the stock reissuance to a new certificate to assignee.

Authorized Reserved Shares

Under terms of several of the Company’s convertible notes it was required under those note agreements at all times to authorize and reserve four and in some cases five times the number of shares that are actually issuable upon full conversion of said notes (based on the conversion price of the notes in effect from time to time.)  The noteholders waived the requirement of the reserve shares above and beyond what was needed to convert through the maturity date, not withstanding the initial reserve amount. The Company is required to make proper provisions so that there after there shall be a sufficient number of shares of common stock authorized and reserved, free from preemptive rights.  The Company is further obligated to make any changes to its capital structure which would change the number shares of common stock into which said notes shall be convertible at the then current conversion price. Based on this calculation, the Company did not have sufficient authorized common shares to convert all convertible notes, and exercise all outstanding warrants from the unissued common shares as of December 31, 2015, however, cured any deficiency related to these provisions on March 15, 2016, upon the approval of the DEF 14A and amendments to the Certificates of Incorporation. As noted herein, the noteholders waived this requirement to the Company as they knew the Company was amending their charter to increase the authorized number of common shares to accommodate any conversions.

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

BREATHE ECIG CORP.
(FORMERLY DNA PRECIOUS METALS, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015 AND 2014

NOTE 5-	STOCKHOLDERS’ DEFICIT (CONTINUED)

Stock Options (Continued)

The following table summarizes information about the Company’s stock options:

	December 31, 2015		December 31, 2014
		Weighted		Weighted
		average		average
	Number of	exercise	Number of	exercise
	options	Price	options	price

Options outstanding, beginning of period	200,000	$0.25	1,283,000	$0.25
Granted	-	-	-	-
Exercised	-		(50,000)	(0.25)
Forfeited	-		(1,033,000)	(0.25)
Expired	(200,000)	$(0.25)	-	-

Options outstanding, end of period	-		200,000	0.25

Under the Plan, the exercise price of each option has been established at $0.25. Stock options vest as stipulated in the stock option agreement and their maximum term is 8 years. In the year ended December 31, 2015 the last of these options expired. There are no outstanding options as of December 31, 2015.

The following table summarizes the ranges of exercise prices of outstanding and exercisable options held by officers and directors as of December 31, 2015:

December 31, 2014			December 31, 2014
Options Outstanding			Options Exercisable
	Weighted	Weighted		Weighted	Weighted
	average	Average		average	average
Number of	remaining	exercise	Number of	remaining	exercise
options	life (years)	price	options	life (years)	price

-	-	$-	200,000	6.70	$0.25

There were no stock options issued in 2015 or 2014 by the Company. The latest options issued in 2013 were determined using the Black-Scholes option–pricing model using the following weighted-average assumptions:

Risk-free interest rate	.32%
Dividend yield	-
Volatility	152.5%
Expected life in years	2 years
Exercise price	$0.25

Stock options-based compensation expense included in the consolidated statements of operations and comprehensive loss for the year ended December 31, 2015 and 2014 was $0.

BREATHE ECIG CORP.
(FORMERLY DNA PRECIOUS METALS, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015 AND 2014

NOTE 5-	STOCKHOLDERS’ DEFICIT (CONTINUED)

Warrants

The following table summarizes the Company’s share warrants outstanding as of December 31, 2015 and 2014:

	December 31, 2015			December 31, 2014
		Weighted	Weighted		Weighted	Weighted
		average	average		average	average
	Number of	remaining	exercise	Number of	remaining	exercise
	warrants	life (years)	price	warrants	life (years)	price

Warrants outstanding, beginning of year	1,540,625	1.5	$0.66	600,000	2.0	$0.71
Granted				940,626	1.6	0.63
Exercised	(690,625)	-	-	-	-
Expired	(850,000)	-	-	-	-	-

Warrants outstanding, end of year	-	-	$-	1,540,625	1.5	$0.66

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

On August 12, 2013, the Company approved and enacted the 2013 Stock Incentive Plan (the “Plan”). Under the 2013 Stock Incentive Plan, the Company may grant options or share awards to its full-time employees, executive officers, directors and consultants up to a maximum of 8,000,000 common shares. Under the Plan, the exercise price of each option has been established at $0.25. Stock options vest as stipulated in the stock option agreement and their maximum term is 8 years. 850,000 options were issued in 2013 which expired in 2015.

As of December 31, 2015, there are no warrants outstanding.

BREATHE ECIG CORP.
(FORMERLY DNA PRECIOUS METALS, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015 AND 2014

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

Description	Amount
License Agreement / Commercialization Fees - 2 years dated 3/31/15
Stock issued	$100,000

Total	$100,000
Less: Management impairment valuation	100,000
Net December 31, 2015	$-

Issued 2,666,667 shares of Company common stock	2,666,667
at $0.01 per share.	$0.0375
Share value	$100,000
Less: Management impairment valuation	$100,000
Net December 31, 2015	$-

At December 31, 2015 it was determined by management of both companies that the value of the investment based on stock value and no business venture will be pursued was valueless. Therefore, the entire investment and commercialization fees recorded were written off completely.

NOTE 7-	RELATED PARTY TRANSACTIONS

On August 24, 2015, the Company, received funds from 3476863 Canada Inc. (Peter Comito) in the amount of $50,000 under a Stock Purchase Agreement.  The Company intended to convert these funds into equity through the issuance of common shares of stock.  On March 28, 2016, the Company issued common shares under a settlement agreement to satisfy this obligation.

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

BREATHE ECIG CORP.
(FORMERLY DNA PRECIOUS METALS, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015 AND 2014

NOTE 7-	RELATED PARTY TRANSACTIONS (CONTINUED)

On September 30, 2015, the Company, issued an unsecured promissory note to Giovanni Comito in consideration for gross proceeds to the Company of $400,000 pursuant to a letter of intent (“LOI”) purchase agreement for the sale of intellectual property held by the Company.  The Giovanni Comito Note accrues interest at 4.5% per annum unless there is an event of default in which case the interest rate increases to 9.0% per annum.  The entire principal amount and all accrued but unpaid interest under the Giovanni Comito Note will be due and payable by the Company no later than March 31, 2016. Accrued interest as of December 31, 2015 was $4,537.  On March 28, 2016 this obligation was satisfied with the collective issuance of 85,832,640 to settle a total of $1,050,000 related party notes related to the purchase of the Company’s intellectual property.

On October 7, 2015, the Company, issued an unsecured promissory note to Bureauicom Inc. (Peter Comito) in consideration for gross proceeds to the Company of $100,000 pursuant to the LOI.  The Bureauicom Inc. Note accrues interest at 4.5% per annum unless there is an event of default in which case the interest rate increases to 9.0% per annum.  The entire principal amount and all accrued but unpaid interest under the Bureauicom Inc. Note will be due and payable by the Company no later than April 7, 2016. Accrued interest as of December 31, 2015 was $1,048.  On March 28, 2016 this obligation was satisfied with the collective issuance of 85,832,640 to settle a total of $1,050,000 related party notes related to the purchase of the Company’s intellectual property.

On October 14, 2015, the Company, issued an unsecured promissory note to 3476863 Canada Inc. (Peter Comito) in consideration for gross proceeds to the Company of $100,000 pursuant to the LOI.  The 3476863 Canada Inc. (Peter Comito) Note accrues interest at 4.5% per annum unless there is an event of default in which case the interest rate increases to 9.0% per annum.  The entire principal amount and all accrued but unpaid interest under the 3476863 Canada Inc. (Peter Comito) Note will be due and payable by the Company no later than April 14, 2016. Accrued interest as of December 31, 2015 was $962.  On March 28, 2016 this obligation was satisfied with the collective issuance of 85,832,640 to settle a total of $1,050,000 related party notes related to the purchase of the Company’s intellectual property.

On October 16, 2015, the Company, issued an unsecured promissory note to Natter Investments (Peter Comito) in consideration for gross proceeds to the Company of $50,000 pursuant to a letter of intent (“LOI”) purchase agreement for the sale of intellectual property held by the Company.  The Natter Investments (Peter Comito) Note accrues interest at 4.5% per annum unless there is an event of default in which case the interest rate increases to 9.0% per annum.  The entire principal amount and all accrued but unpaid interest under the Natter Investments (Peter Comito) Note will be due and payable by the Company no later than April 16, 2016. Accrued interest as of December 31, 2015 was $468.  On March 28, 2016 this obligation was satisfied with the collective issuance of 85,832,640 to settle a total of $1,050,000 related party notes related to the purchase of the Company’s intellectual property.

On October 20, 2015, the Company, issued an unsecured promissory note to Peter Comito Family Trust in consideration for gross proceeds to the Company of $50,000 pursuant to the LOI.  The Peter Comito Family Trust Note accrues interest at 4.5% per annum unless there is an event of default in which case the interest rate increases to 9.0% per annum.  The entire principal amount and all accrued but unpaid interest under the Peter Comito Family Trust Note will be due and payable by the Company no later than April 20, 2016. Accrued interest as of December 31, 2015 was $444.  On March 28, 2016 this obligation was satisfied with the collective issuance of 85,832,640 to settle a total of $1,050,000 related party notes related to the purchase of the Company’s intellectual property.

BREATHE ECIG CORP.
(FORMERLY DNA PRECIOUS METALS, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015 AND 2014

NOTE 7-	RELATED PARTY TRANSACTIONS (CONTINUED)

On October 28, 2015, the Company, issued an unsecured promissory note to 9138-1095 Quebec Inc. (Angelo Chiapetta) in consideration for gross proceeds to the Company of $50,000 pursuant to the LOI.  The 9138-1095 Quebec Inc. (Angelo Chiapetta) Note accrues interest at 4.5% per annum unless there is an event of default in which case the interest rate increases to 9.0% per annum.  The entire principal amount and all accrued but unpaid interest under the 9138-1095 Quebec Inc. (Angelo Chiapetta) will be due and payable by the Company no later than April 28, 2016. Accrued interest as of December 31, 2015 was $395.  On March 28, 2016 this obligation was satisfied with the collective issuance of 85,832,640 to settle a total of $1,050,000 related party notes related to the purchase of the Company’s intellectual property.

On November 4, 2015, the Company, issued an unsecured promissory note to 7091061 Canada Inc. (Carmine D'Argenio) in consideration for gross proceeds to the Company of $50,000 pursuant to the LOI.  The 7091061 Canada Inc. (Carmine D'Argenio) Note accrues interest at 4.5% per annum unless there is an event of default in which case the interest rate increases to 9.0% per annum.  The entire principal amount and all accrued but unpaid interest under the 7091061 Canada Inc. (Carmine D'Argenio) will be due and payable by the Company no later than May 4, 2016. Accrued interest as of December 31, 2015 was $351.  On March 28, 2016 this obligation was satisfied with the collective issuance of 85,832,640 to settle a total of $1,050,000 related party notes related to the purchase of the Company’s intellectual property.

On November 18, 2015, the Company, issued an unsecured promissory note to Gabriella Trust (Peter Comito) in consideration for gross proceeds to the Company of $100,000 pursuant to the LOI.  The Gabriella Trust (Peter Comito) Note accrues interest at 4.5% per annum unless there is an event of default in which case the interest rate increases to 9.0% per annum.  The entire principal amount and all accrued but unpaid interest under the Gabriella Trust (Peter Comito) will be due and payable by the Company no later than May 18, 2016. Accrued interest as of December 31, 2015 was $530.  On March 28, 2016 this obligation was satisfied with the collective issuance of 85,832,640 to settle a total of $1,050,000 related party notes related to the purchase of the Company’s intellectual property.

On November 18, 2015, the Company, issued an unsecured promissory note to 3482286 Canada Inc. (Peter Comito) in consideration for gross proceeds to the Company of $25,000 pursuant to the LOI.  The 3482286 Canada Inc. (Peter Comito) Note accrues interest at 4.5% per annum unless there is an event of default in which case the interest rate increases to 9.0% per annum.  The entire principal amount and all accrued but unpaid interest under the 3482286 Canada Inc. (Peter Comito) will be due and payable by the Company no later than May 18, 2016. Accrued interest as of December 31, 2015 was $133.  On March 28, 2016 this obligation was satisfied with the collective issuance of 85,832,640 to settle a total of $1,050,000 related party notes related to the purchase of the Company’s intellectual property.

On November 18, 2015, the Company, issued an unsecured promissory note to 3931731 Canada Inc. (Peter Comito) in consideration for gross proceeds to the Company of $25,000 pursuant to the LOI.  The 3931731 Canada Inc. (Peter Comito) Note accrues interest at 4.5% per annum unless there is an event of default in which case the interest rate increases to 9.0% per annum.  The entire principal amount and all accrued but unpaid interest under the 3931731 Canada Inc. (Peter Comito) will be due and payable by the Company no later than May 18, 2016. Accrued interest as of December 31, 2015 was $133.  On March 28, 2016 this obligation was satisfied with the collective issuance of 85,832,640 to settle a total of $1,050,000 related party notes related to the purchase of the Company’s intellectual property.

BREATHE ECIG CORP.
(FORMERLY DNA PRECIOUS METALS, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015 AND 2014

NOTE 7-	RELATED PARTY TRANSACTIONS (CONTINUED)

On November 18, 2015, the Company, issued an unsecured promissory note to 8141185 Canada Inc. (Peter Comito) in consideration for gross proceeds to the Company of $25,000 pursuant to the LOI.  The 8141185 Canada Inc. (Peter Comito) Note accrues interest at 4.5% per annum unless there is an event of default in which case the interest rate increases to 9.0% per annum.  The entire principal amount and all accrued but unpaid interest under the 8141185 Canada Inc. (Peter Comito) will be due and payable by the Company no later than May 18, 2016. Accrued interest as of December 31, 2015 was $133.  On March 28, 2016 this obligation was satisfied with the collective issuance of 85,832,640 to settle a total of $1,050,000 related party notes related to the purchase of the Company’s intellectual property.

On November 18, 2015, the Company, issued an unsecured promissory note to Natter Investments (Peter Comito) in consideration for gross proceeds to the Company of $25,000 pursuant to the LOI.  The Natter Investments (Peter Comito) Note accrues interest at 4.5% per annum unless there is an event of default in which case the interest rate increases to 9.0% per annum.  The entire principal amount and all accrued but unpaid interest under the Natter Investments (Peter Comito) will be due and payable by the Company no later than May 18, 2016. Accrued interest as of December 31, 2015 was $133.  On March 28, 2016 this obligation was satisfied with the collective issuance of 85,832,640 to settle a total of $1,050,000 related party notes related to the purchase of the Company’s intellectual property.

NOTE 8-	DEFERRED FINANCING FEES

Deferred financing fees result from the issuance of share warrants as finders’ fees in connection with flow-through financing completed on December 23, 2013. The fair value of the warrants amounted to $25,431 and was determined using the Black-Scholes option–pricing model. The deferred financing fees are being amortized over the life of the warrants which is 2 years. Amortization of deferred financing fees for the years ended December 31, 2015 and 2015 was $12,366 and $13,065. Breathe assumed this asset as part of the reverse merger. As of December 31, 2015 the fees have been fully amortized.

NOTE 9-	PROVISION FOR INCOME TAXES

As of December 31, 2015, there is no provision for income taxes, current or deferred.

Net operating losses carryforward	$3,196,340
Valuation allowance	(3,196,340)
$-

The Company has approximately $9,401,000 in net operating losses as of December 31, 2015 available to offset future taxable income through 2035. The Company has established a valuation allowance equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

A reconciliation of the Company’s effective tax rate as a percentage of income before taxes and the statutory rate for year ended December 31, 2015 is summarized below:

Federal rate	34%
State rate	-

Combined Tax Rate	34%
Valuation allowance	(34%)

BREATHE ECIG CORP.
(FORMERLY DNA PRECIOUS METALS, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015 AND 2014

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

BREATHE ECIG CORP.
(FORMERLY DNA PRECIOUS METALS, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015 AND 2014

NOTE 10-	CURRENT LITIGATION (CONTINUED)

Typenex Dispute (Continued)

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

On March 25, 2016, the Company paid $55,000 to Typenex to settle all claims and obligations resulting from these agreements between the parties.

Trademark dispute

On August 5, 2015, the Company received a notice from Breathe, LLC, a Florida limited liability company (“Breathe LLC”), that the Company was violating Breathe LLC’s trademark rights under U.S. Trademark Registration No. 4,633,887 for the name “Breathe” filed on September 27, 2013 and a demand for the Company to immediately cease and desist from such use.  The Company believes that it has rights of prior use to the name “Breathe” under the federal trademark laws.  As such, on August 10, 2015, the Company filed (i) a Petition for Cancellation with the United States Patent and Trademark Office regarding U.S. Trademark Registration No. 4,633,887 and (ii) a Complaint against Breathe LLC in the United States District Court of Eastern District of Tennessee (the "Tennessee Court"), Civil Action No. 3:15-cv-00345 requesting a declaratory judgment regarding the Company’s rights to use the trademark.  A default judgment is currently pending in the Tennessee Court against Breathe LLC for failure to respond to the Tennessee Court complaint.  Breathe LLC has requested the default judgment not be entered and that it be given an extension of time to respond.  The Tennessee Court has not ruled on Breathe LLC’s request as of the date of the filing of this Form 10-Q.  On August 16, 2015, the Company was notified that on August 12, 2015 Breathe LLC filed a Complaint in the United States Southern District Court of New York (the “New York Court”), Civil Action N. 1:15-cv-06403, against the Company and its Chief Executive Officer, Joshua Kimmel, demanding, among other things, damages of $5,000,000 and an injunction restraining the Company from using the name “Breathe”.  On November 8, 2015, the New York Court held a hearing regarding Breathe LLC’s request for a preliminary injunction.  On the same day, the New York Court entered an order denying Breathe LLC’s request for a preliminary injunction finding "uncontroverted evidence showing that Kimmel began distributing, promoting and advertising electronic cigarettes with the "Breathe" mark prior to September 27, 2013".  Despite the New York Court’s denial, the overall litigation continues.  Although the Company believes it will prevail on the merits, there can be no guaranty that it will do so.  If the Company is unable to prevail, it may be required to market its products under a different name.

As of March 30, 2016, pursuant to a settlement agreement under trademark litigation with plaintiff, Breathe LLC (a Florida organization), the Company has ceased its continuing operations in the eCigarette business (the effective date of the discontinuance of operations in that industry). In accordance with the settlement agreement, the Company will pay two cash payments ($10,000 immediately and $15,000 due by July 31, 2016) and issue 50 million restricted common shares of Company stock (which was issued April 15, 2016) in addition to the transfer of 5,000,000 common shares which it holds in Tauriga Sciences, Inc.. The Company further agrees to split 50/50 any future sales of its held inventory.  The sale of inventory shall be a joint effort by the two companies and shall last for a duration of one year from April 1, 2016. After such period, the Company will dispose of any remaining inventory.

BREATHE ECIG CORP.
(FORMERLY DNA PRECIOUS METALS, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015 AND 2014

NOTE 10-	CURRENT LITIGATION (CONTINUED)

Trademark dispute (Continued)

On April 15, 2016 the Company issued 50,000,000 shares of common stock pursuant to this agreement to be recorded at the closing price of the stock as of the day the Company entered into the settlement agreement in the amount of $50,000 (at par value.)

Comito’s Intellectual Property Lawsuit

On December 18, 2015, Giovanni & Peter Comito ("Comitos") filed suit in United States District Court, in the Southern District of Florida (Case No. 15-cv-62653-BB) against the Company and Joshua Kimmel. The Comitos were asserting claims of specific performance, breach of contract and fraud arising out of a contract for sale and purchase of certain patent assets and common stock owed. The Comitos funded directly or through third parties $1,000,000 (see NOTE 7 – Related Party Transactions) for consideration of the purchase of intellectual property assets. 3476863 Canada Inc. (Peter Comito) also funded $50,000 pursuant to a stock purchase agreement on August 24, 2015 that was not fulfilled at the time of filing.

On March 9, 2016, the Company Entering into a Comprehensive Settlement Agreement in Federal Lawsuit Concerning the Transfer of Intellectual Property and the Retirement of $1,000,000 in Outstanding Promissory Notes

Specifically, the execution of a comprehensive settlement agreement ("the Settlement") with Giovanni Comito and Peter Comito ("Plaintiffs") with respect to Case No, 15-cv-62653-BB filed in United States District Court for the Southern District of Florida. Under terms of the Settlement, the Company will transfer its portfolio of Intellectual Property ("IP" or "Patents") to the Plaintiffs in exchange for the termination of all pending litigation. The Company will retain ownership of the name "Breathe" and related trademarks, which later were relinquished as part of the settlement agreement with Breathe LLC on March 30, 2016.

Additionally, the Company agreed to issue to the Plaintiffs and their affiliated parties 85,832,640 shares of common stock (the "Settlement Shares"). The Settlement Shares will be "restricted securities" as defined by the Securities Act of 1933, as amended.

On March 28, 2016 the Company issued 85,832,640 common shares to satisfy this term and provision of settlement agreement with Comitos. In addition, as a result of the Settlement, the Company has retired $1,000,000 in promissory notes due the plaintiffs.

NOTE 11-	CONCENTRATION OF RISK

Any customer or vendor representing greater than 10% of that total sales or cost of sales is considered a major customer or major vendor.

During the year ended December 31, 2015 the Company had sales through two distributors which operate regionally and respectively in the New York City and the Knoxville, Tennessee markets.  Nearly all of the Company's current revenue were derived from two distributor relationships. The total sales to distributors in the year ended December 31, 2015 was $74,669.  For the year ended December 31, 2015 the Company had associated cost of goods sold of $69,694.  For the year ended December 31, 2015 the Company recognized its first online sales through its website with gross sales of $1,325 with associated cost of goods of $557.  Being that nearly all sales were only sales to two distributors with very minimal online transaction made being and that the Company is in the initial phase of business development there is a very strong risk that the Company would not be able to gain sufficient market penetration to generate enough revenue to support continuing operations.  The Company's failure to maintain these relationships in the future would materially and adversely impact future operating results.

BREATHE ECIG CORP.
(FORMERLY DNA PRECIOUS METALS, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015 AND 2014

NOTE 11-	CONCENTRATION OF RISK (CONTINUED)

The Company had certain customers whose revenue individually represented 10% or more of the Company’s total revenue, as follows:
	Years Ended December 31,
	2015	2014

Customer A	66%	n/a
Customer B	33	n/a
Customer C	*	n/a
Customer D	*	n/a
* Less than 10% of total revenue

The Company had certain vendors whose billings individually represented 10% or more of the Company’s total outstanding payables, as follows:

	Years Ended December 31,
	2015	2014

Customer A	21%	*
Customer B	11	*
Customer C	*	76%
Customer D	*	*
* Less than 10% of total payables

The Company had two major vendors as of December 31, 2015.  The Company does not see this as a significant risk because neither of these vendors would be considered suppliers to the ongoing operation.

As of March 30, 2016, pursuant to a settlement agreement under trademark litigation with plaintiff, Breathe LLC (a Florida organization), the Company has ceased its continuing operations in the eCigarette business (the effective date of the discontinuance of operations in that industry).

BREATHE ECIG CORP.
(FORMERLY DNA PRECIOUS METALS, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015 AND 2014

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

The following table represents the fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2015:

	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$10,955	-	-	$10,955
Convertible Notes Payable	-	-	319,361	319,361

NOTE 13-	SUBSEQUENT EVENTS

Corporate Matters

On January 25, 2016, Mr. Seth M. Shaw succeeded Mr. Joshua Kimmel as Chief Executive Officer of the Company.  Mr. Kimmel resigned as a director and officer of the Company at that time.  On April 5, 2016, Mr. Shinsuke Nakano was appointed CEO of the Company.  Simultaneously, Mr. Shaw was appointed Interim Chief Financial Officer and Director.

On February 5, 2016 the Company filed a definitive Form 14A ("shareholder proxy") to amend the authorized issuable common shares from 500,000,000 with a par value of $0.001 per share to 8,000,000,000 common shares with a par value of $0.001 per share. This Authorized Share Increase Amendment was approved by the Board of Directors on February 1, 2016.  The Board of Directors elected to obtain stockholder approval of the Authorized Share Increase Amendment by written consent (“Written Consent”) pursuant to Article II, Section 12 of our Bylaws and Section 78.370 of the Nevada Revised Statues. The close of business on February 4, 2016 has been fixed as the record date for the determination of holders of our Common Stock entitled to receive notice of and discretion to approve the Authorized Share Increase Amendment.

On March 15, 2016 the Company’s shareholders ratified managements restructuring plan by approving the increase in authorized shares to 8,000,000,000 (Quorum was achieved with 50.9% of outstanding shares having voted.)

On April 6, 2016, Mr. Shinsuke Nakano assumed the position of Director, Chairman of the Board ("Chairman") and Chief Executive Officer ("CEO"); and the Company appointed Mr. Takehiro Abe to the position of Chief Operating Officer ("COO") and Director ("Board Member"). The outgoing CEO, Mr. Seth M. Shaw, continues to serve the Company as its Interim Chief Financial Officer ("Interim CFO") and as a Director.

BREATHE ECIG CORP.
(FORMERLY DNA PRECIOUS METALS, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015 AND 2014

NOTE 13-	SUBSEQUENT EVENTS (CONTINUED)

Shinsuke Nakano, 33, is based in Tokyo, Japan and is the founder of AXS Company, Ltd., a successful company dedicated to production of infomercials and TV programs. Thereafter, Mr. Nakano focused on venture capital, and founded White Fox, Co. Ltd. in Japan and launched the Alternative Wall Street Academy ('AWA"), in September, 2015. Mr. Nakano currently has academies in nine cities throughout Japan and is now looking to replicate this business model in the US.

Legal Matters

Comito’s Intellectual Property Lawsuit

On March 9, 2016, the Company Entering into a Comprehensive Settlement Agreement in Federal Lawsuit concerning the transfer of intellectual property and the retirement of $1,000,000 in outstanding promissory notes pursuant to December 18, 2015 lawsuit filed by the Comitos in United States District Court, in the Southern District of Florida (Case No. 15-cv-62653-BB) against the Company and Joshua Kimmel. The Comitos funded directly or through third parties $1,000,000 (see NOTE 7 – Related Party Transactions) for consideration of the purchase of intellectual property assets. 3476863 Canada Inc. (Peter Comito) also funded $50,000 pursuant to a stock purchase agreement on August 24, 2015 that was not fulfilled at the time of filing.

Specifically, the execution of a comprehensive settlement agreement ("the Settlement") with Giovanni Comito and Peter Comito ("Plaintiffs") with respect to Case No, 15-cv-62653-BB filed in United States District Court for the Southern District of Florida. Under terms of the Settlement, the Company will transfer its portfolio of Intellectual Property ("IP" or "Patents") to the Plaintiffs in exchange for the termination of all pending litigation. The Company will retain ownership of the name "Breathe" and related trademarks, which later were relinquished as part of the settlement agreement with Breathe LLC on March 30, 2016.

Additionally, the Company agreed to issue to the Plaintiffs and their affiliated parties 85,832,640 shares of common stock (the "Settlement Shares"). The Settlement Shares will be "restricted securities" as defined by the Securities Act of 1933, as amended.

On March 28, 2016 the Company issued 85,832,640 common shares to satisfy this term and provision of settlement agreement with Comitos.

In addition, as a result of the Settlement, the Company has retired $1,000,000 in promissory notes due the plaintiffs.

On March 25, 2016, the Company made final payment to Typenex to extinguish all remaining financial obligations in the amount of $55,000.

BREATHE ECIG CORP.
(FORMERLY DNA PRECIOUS METALS, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015 AND 2014

NOTE 13-	SUBSEQUENT EVENTS (CONTINUED)

Convertible Note Matters

On March 25, 2016, the Company entered into an agreement with the noteholder to amend the clauses in the original note agreement.  As a result, the Company was required to pay $20,000 in cash to the noteholder on or before March 31, 2016, which it did, and the noteholder agreed to reset the total balance due to the “Adjust Current Balance” of $123,000 representing 123,000,000 shares to be issued at $0.001. The Company is yet to issue these shares.

On March 29, 2016, the Company entered into an agreement with this noteholder to amend this convertible note to cure the default clause of the original agreement (no notice of default was provided).  The event of default was due to the Company’s inability to reserve sufficient shares required by the convertible note agreement based on the total authorized and unissued shares, which was subsequently cured with the increase of the authorized shares to 8,000,000,000 on March 15, 2016.  The holder agreed to reset the total balance due to the “Adjust Current Balance” of $40,000.  Also, under the agreement the price of future conversions will be set at $0.001.  The Company was further required to reserve common shares of not less than 40,000,000. From the date of this agreement, the note shall not be subject to interest.

On March 29, 2016, the Company entered into an agreement with the noteholder to amend this convertible note.  As a result, the Company was required to pay $6,271 in cash to the noteholder on or before March 31, 2016, which it did and the noteholder agreed to reset the total balance due to the “Adjust Current Balance” of $78,366.  Also, under the agreement the price of future conversions will be set at $0.001.  No shares have been issued to the noteholder subsequent to this agreement.

On March 29, 2016, the Company entered into an agreement with the noteholder to amend this convertible note. As a result, the Company was required to pay $3,729 in cash to the noteholder on or before March 31, 2016, which it did, and the noteholder agreed to reset the total balance due to the “Adjust Current Balance” of $46,634.  Also, under the agreement the price of future conversions will be set at $0.001.  The Company has not issued any shares under this agreement.

Other Note Payable Matters

On February 22, 2016, the Company issued a 30-day promissory note with an investor in the amount of $20,000 at an interest rate of 20% per year.  This note carries a default interest rate of 30%.  Proceeds received were contractually required to be used for legal settlement and legal and accounting fees.  This note was fully settled as part of the March 29, 2016 settlement for stock.

On March 29, 2016, the Company settled certain vendor payables and outstanding notes payable with a third party in the amount of $79,200 in exchange for the issuance of 39,500,000 shares of stock.  As of this report date the issuance is still pending.

Trademark Settlement/Disposal of eCigarette Operations

As of March 30, 2016, pursuant to a settlement agreement under trademark litigation with plaintiff, Breathe LLC (a Florida organization), the Company has ceased its continuing operations in the eCigarette business (the effective date of the discontinuance of operations in that industry). In accordance with the settlement agreement, the Company will pay two cash payments ($10,000 immediately and $15,000 due by July 31, 2016) and issue 50 million restricted common shares of Company stock (which was issued April 15, 2016 at a value of $50,000) in addition to the transfer of 5,000,000 common shares which it holds in Tauriga Sciences, Inc. (at a value of $0 as this had been written off). The Company further agrees to split 50/50 any future sales of its held inventory.  The sale of inventory shall be a joint effort by the two companies and shall last for a duration of one year from April 1, 2016. After such period, the Company will dispose of any remaining inventory.

BREATHE ECIG CORP.
(FORMERLY DNA PRECIOUS METALS, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015 AND 2014

NOTE 13-	SUBSEQUENT EVENTS (CONTINUED)

Trademark Settlement/Disposal of eCigarette Operations (Continued)

As a result of the disposal of the business and the discontinuance of the eCigarette operations, the following chart reflects the pro-forma effect of the consolidated financial statements as if this transaction occurred on January 1, 2014:

BREATHE ECIG CORP.
(FORMERLY DNA PRECIOUS METALS, INC.)
CONSOLIDATED STATEMENTS OF DISCOUNTED OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

	DECEMBER 31,
	2015	2014

REVENUE	$77,194	-

COST OF GOODS SOLD	170,621	-

GROSS LOSS	(93,427)	-

OPERATING EXPENSES
Research and development	2,756	-
Marketing, advertising and promotion	550,213	-
Salaries and related expenses, including stock-based compensation	200,441	-
Professional fees	1,879,601	-
Rent	9,496	-
General and administrative	444,208	-
Total operating expenses	3,086,715	-

OTHER (INCOME) EXPENSE
Loss from Inventory valuation LCM	376,429	-
Total other (income) expense	376,429	-

Net loss before provision for income taxes	(3,556,571)	-

Provision for income taxes	-	-

Net loss	$(3,556,571)	$-

BREATHE ECIG CORP.
(FORMERLY DNA PRECIOUS METALS, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015 AND 2014

NOTE 13-	SUBSEQUENT EVENTS (CONTINUED)

Trademark Settlement/Disposal of eCigarette Operations (Continued)

BREATHE ECIG CORP.
(FORMERLY DNA PRECIOUS METALS, INC.)
BALANCE SHEET FROM DISCONTINUED OPERATIONS
	December 31, 2015	December 31, 2014
Assets of discontinued operations	$114,067	-

Liabilities of discontinued operations	$232,771	-

BREATHE ECIGS CORP.
Loss on disposal of Breathe e-Cigs Corp. (subsidiary)

Inventory, at cost	$495,217
Less valuation for inventory reserve	(381,150)
Accounts receivable	14,817
Allowance for doubtful accounts	(14,817)
Accounts payable and accrued expenses	(157,771)
Value of stock paid in settlement (50,000,000 shares at par)	(50,000)
Cash settlement payment	(25,000)
Loss on disposal of operation	$(118,704)

 White Fox Ventures, Inc.

In an agreement dated as of April 1, 2016, the Company acquired White Fox Ventures, Inc. ("White Fox") for in an undetermined amount of shares equating 85% of the total authorized capital of the Company.  White Fox, a Nevada Corporation possesses an exclusive License Agreement with White Fox Co. Ltd, Japan. Since the license agreement only stipulated a royalty fee on sales, White Fox did not record a value to the agreement. When the Company was completing its due diligence on this acquisition, they determined that the agreement and acquisition were not in the best interests of the Company at this time. The parties are working on an alternative structure at this time. As a result of this, the agreement has been rescinded on May 6th, 2016. The principal of White Fox, Mr. Shinsuke Nakano and investors had invested $196,557 into the Company in the form of payment of various settlements and invoices outstanding. The investment is treated as private placement at $0.0001, whereby the Company, on May 10, 2016, issued to Mr. Nakano and the investors 1,965,570,000 shares of common stock, which will represent about 71.7% of the shares issued and outstanding at the time the agreement was rescinded. In addition, Mr. Nakano for his investment was named as the Chief Executive Officer of the Company and the Chairman of the Board and Mr. Abe was appointed to the positions of Chief Operating Officer ("COO") and Director ("Board Member".)

BREATHE ECIG CORP.
(FORMERLY DNA PRECIOUS METALS, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015 AND 2014

NOTE 13-	SUBSEQUENT EVENTS (CONTINUED)

Accounts Payable Settlements

On April 1, 2016, the Company agreed to terms and paid two vendors to settle a combined outstanding balance of $38,449 for $9,496.

Share Issuances

On January 4, 2016, the Company issued 16,670,000 shares of common stock to holder of a convertible note dated June 8, 2015.  The noteholder converted $10,002 of principal only for the shares.  The applicable conversion price was $0.0006.

On March 15, 2016, the Company issued 24,000,000 shares of common stock to holder of a convertible note dated June 10, 2015.  The noteholder converted $6,000 of principal only for the shares.  The applicable conversion price was $0.00025.

On March 17, 2016, the Company issued 25,000,000 shares of common stock to holder of a convertible note dated June 10, 2015.  The noteholder converted $3,125 of principal only for the shares.  The applicable conversion price was $0.000125.

On March 21, 2016 the Company issued 85,832,640 shares of common stock were issued to the Comitos and their affiliates pursuant to the Comprehensive Settlement Agreement entered into on March 9, 2016 to convert $1,000,000 in notes payable and acquire the intellectual property of the Company.

On March 22, 2016, the Company issued 27,500,000 shares of common stock to holder of a convertible note dated June 10, 2015.  The noteholder converted $2,063 of principal only for the shares.  The applicable conversion price was $0.000075.

On April 4, 2016, the Company issued 55,000,000 shares to settled an outstanding note of $50,000 owed to a related party.

On April 11, 2016 the Company issued 20,000,000 shares of common stock to holder of a convertible note dated June 8, 2015.  The noteholder converted $2,030 of principal only for the shares.  The applicable conversion price was $0.0001015.

On April 15, 2016, the Company issued 50,000,000 common shares pursuant to a settlement agreement entered into on March 30, 2016, concerning trademark litigation with plaintiff, Breathe LLC (a Florida organization.) Share issuance to be recorded at the closing price of the stock as of the day the Company entered into the settlement agreement in the amount of $50,000 (at par value.)

On May 10, 2016, the Company issued 1,965,570,000 shares of common stock to the principal of White Fox, Mr. Shinsuke Nakano and investors who had invested $196,557 into the Company in the form of payment of various settlements and invoices outstanding. The investment was treated as a private placement at $0.0001, whereby the Company issued shares to Nakano and the investors  which represents about 71.7% of the shares issued and outstanding.