Form 10-Q
period 2016-03-31
WHITE FOX VENTURES, INC.
filed 2016-06-08
CIK 1506503

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
———————
FORM 10-Q
———————

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2016
or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from: _____________ to _____________

WHITE FOX VENTURES, INC.
(Exact name of registrant as specified in its charter)
———————

Nevada	333-178624	37-1640902
(State or Other Jurisdiction	(Commission	(I.R.S. Employer
of Incorporation)	File Number)	Identification No.)

387 Park Avenue South, 5th Floor New York, NY 10016
 (Address of Principal Executive Office) (Zip Code)

(646) 952-8847
 (Registrant’s telephone number, including area code)

BREATHE ECIG CORP.
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

☑ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐No ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) ☐ Yes ☑ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date 2,779,883,917 shares of common stock were issued and outstanding as of May 31, 2016.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS	F-1

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	1

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURESABOUT MARKET RISK.	11

ITEM 4.	CONTROLS AND PROCEDURES.	11

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	12

ITEM 1A.	RISK FACTORS.	14

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.	15

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.	16

ITEM 4.	MINE SAFETY DISCLOSURE.	16

ITEM 5.	OTHER INFORMATION.	16

ITEM 6.	EXHIBITS.	16

SIGNATURES		17

Exhibit 31.1	CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
Exhibit 32.1	CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
EX-101.INS	XBRL INSTANCE DOCUMENT
EX-101.SCH	XBRL TAXONOMY EXTENSION SCHEMA
EX-101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
EX-101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
EX-101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE
EX-101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

-i-

WHITE FOX VENTURES, INC.
(FORMERLY BREATHE ECIG CORP.)
CONDENSED CONSOLIDATED BALANCE SHEETS

	(UNAUDITED) MARCH 31,	DECEMBER 31,
	2016	2015

ASSETS
CURRENT ASSETS
Cash	$-	$10,955
Prepaid expenses	833	52,051
Assets from discontinued operations	113,843	114,067
Total current assets	114,676	177,073

TOTAL ASSETS	$114,676	$177,073

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$337,493	$444,670
Notes payable - current portion	298,000	319,361
Accrued interest	1,692	17,162
Liability for stock to be issued	307,926	82,710
Notes payable - related parties	117,500	1,175,000
Liabilities of discontinued operations	278,190	232,771
Total current liabilities	1,340,801	2,271,674

TOTAL LIABILITIES	1,340,801	2,271,674

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $0.001 par value, 10,000,000 shares authorized
Nil shares issued and outstanding	-	-
Common stock, $0.001 par value, 8,000,000,000 and 500,000,000 shares authorized, respectively
649,813,917 and 470,811,277 shares issued and outstanding, respectively	649,814	470,812
Additional paid in capital	7,765,180	6,872,992
Accumulated deficit	(9,641,119)	(9,438,405)
Total stockholders' equity (deficit)	(1,226,125)	(2,094,601)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$114,676	$177,073

The accompanying notes are an integral part of these condensed consolidated financial statements.

WHITE FOX VENTURES, INC.
(FORMERLY BREATHE ECIG CORP.)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015
(UNAUDITED)

	MARCH 31,
	2016	2015

REVENUE	$-	$-

COST OF GOODS SOLD	-	-

GROSS LOSS	-	-

OPERATING EXPENSES
Professional fees	130,301	47,404
General and administrative	52,350	28,493
Total operating expenses	182,651	75,897

OTHER (INCOME) EXPENSE
Interest expense, net	21,031	2,861
Gain on conversion of debt	(24,679)	-
Fair value adjustment on derivative liability	-	33,390
Total other (income) expense	(3,648)	36,251

Net loss before provision for income taxes	(179,003)	(112,148)

Provision for income taxes	-	-

Net loss from continuing operations	$(179,003)	$(112,148)

Loss from discontinued operations	$(23,711)	$(888,156)

Net loss	$(202,714)	$(1,000,304)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	324,529,307	234,375,630

NET LOSS PER SHARE	$(0.00)	$(0.01)

The accompanying notes are an integral part of these condensed consolidated financial statements.

WHITE FOX VENTURES, INC.
(FORMERLY BREATHE ECIG CORP.)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015
(UNAUDITED)

	THREE MONTHS ENDED
	MARCH 31
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(202,714)	$(1,000,304)

Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Depreciation and amortization	-	3,179
Non-cash interest charges	1,202
Amortization of original issue discount	19,829	995
Legal fees incurred deducted from proceeds of notes payable	-	11,500
Gain on extinguishment of debt	(24,679)
Fair value adjustment in derivative liabilities	-	33,390
Common stock/stock options issued or to be issued for services rendered	-	771,875

Change in assets and liabilities
Decrease in inventory	224	-
Decrease in accounts payable and accrued expenses	(73,035)	(18,017)
Total adjustments	(25,241)	701,751
Net cash (used in) operating activities	(227,955)	(298,553)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds received from convertible notes	-	355,000
Repayments of notes payable	-	(5,000)
Proceeds from promisory notes - related party	47,500	-
Proceeds received for common stock and liability for stock to be issued	169,500	70,000
Net cash provided by financing activities	217,000	420,000

NET INCREASE (DECREASE) IN CASH	(10,955)	121,447

CASH - BEGINNING OF PERIOD	10,955	13,346

CASH - END OF PERIOD	$-	$134,793

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$-	$20,308
Income taxes	-	-

SUPPLEMENTAL NON-CASH ACTIVITY:

Reverse Merger of Breathe LLC
Accumulated deficit	$-	$7,733,077
Prepaid expenses	-	191,584
Fixed assets	-	138,049
Mining rights	-	1,035,818
Accounts payable	-	(111,275)
Asset retirement obligation	-	(107,749)
Note payable	-	(125,451)
Accumulated comprehensive income	-	114,446
Due to Company	-	221,159
Adjustment to APIC	$-	$9,089,658

Shares received in TAUG for commercialization of product at fair value	$-	$100,000
Common shares issued for investment in Tauriga	$-	$100,000
Original issue discount netted from convertible notes	$-	$58,000
Inventory purchased through issuance of common stock	$-	$22,500
Common shares issued for conversion of debt	$21,190	$406,385
Common shares issued and to be issued for conversion of related party notes payable	$1,120,000	$22,500

The accompanying notes are an integral part of these condensed consolidated financial statements.

WHITE FOX VENTURES, INC.
(FORMERLY BREATHE ECIG CORP.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2016

NOTE 1 -	ORGANIZATION AND BASIS OF PRESENTATION

The unaudited financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The financial statements and notes are presented as permitted on Form 10-Q and do not contain certain information included in the Company’s annual statements and notes. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the December 31, 2015 Form 10-K filed with the SEC, including the audited financial statements and the accompanying notes thereto. While management believes the procedures followed in preparing these financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year.

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

WHITE FOX VENTURES, INC.
(FORMERLY BREATHE ECIG CORP.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2016

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

On January 16, 2015, Breathe eCigs Corp., a Tennessee corporation (“Breathe”), entered into a Share Exchange Agreement (the “Exchange Agreement”) with the Company, whereby the Company acquired all of the issued and outstanding membership interests Breathe LLC in consideration for the issuance of 150,000,000 shares of the Company’s common stock to the members of Breathe LLC.

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

WHITE FOX VENTURES, INC.
(FORMERLY BREATHE ECIG CORP.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2016

NOTE 1-	ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

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

As of March 30, 2016, pursuant to a settlement agreement under trademark litigation with plaintiff, Breathe LLC (a Florida organization), the Company had ceased its continuing operations in the eCigarette business (the effective date of the discontinuance of operations in that industry). In accordance with the settlement agreement, the Company is required to pay two cash payments ($10,000 was paid on March 31, 2016 and $15,000 is due by July 31, 2016.) Under this agreement, the Company also is required to issue 50 million restricted common shares of Company stock (which was issued April 15, 2016) in addition to the transfer of 5,000,000 common shares which it holds in Tauriga Sciences, Inc. The Company further agrees to split 50/50 any future sales of its held inventory. The sale of inventory shall be a joint effort by the two companies and shall last for a duration of one year from April 1, 2016. After such period, the Company will dispose of any remaining inventory. As of March 30, 2016, the Company re-entered the development stage.

On April 5, 2016, the Company announced its intention to give White Fox Ventures Inc. a majority controlling interest in the Company pursuant to an Acquisition Agreement by which White Fox Ventures Inc. was to be acquired for an undetermined amount of shares equating 85% of the total authorized capital of the Company. The deal was to be effective April 15, 2016. On May 5, 2016, the Company announced that the deal will be rescinded based on the due diligence on this acquisition. It was determined that the agreement and acquisition were not in the best interests of the Company at this time. The parties are working on an alternative structure at this time. The principal of White Fox Ventures Inc., Shinsuke Nakano (“Nakano”), and investors had invested $196,557 into the Company in the form of payment of various settlements and invoices outstanding. The investment will be treated as private placement at $0.0001, whereby the Company, on May 10, 2016, issued to Nakano and investors 1,965,570,000 shares of common stock. In addition, for their investments Nakano was named as the Chief Executive Officer of the Company and the Chairman of the Board and Abe was appointed to the positions of Chief Operating Officer ("COO") and Director ("Board Member".) An additional $65,000 was invested in May 2016 and an additional 650,000,000 shares are owed for this investment.

On May 23, 2016 the Company filed with the Secretary of State for the State of Nevada, the amendment to its state corporate charter to change the name of the company to White Fox Ventures, Inc. (“White Fox”) to better reflect the new direction of the business and to effect a 100:1 reverse stock split. On May 27, 2016, the Company filed the necessary documents with FINRA requesting these items as well as request a new ticker symbol.

WHITE FOX VENTURES, INC.
(FORMERLY BREATHE ECIG CORP.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2016

NOTE 1-	ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

Going Concern

The condensed consolidated financial statements have been prepared on a going concern basis. The going concern basis of presentation assumes that the Company will continue in operation for the foreseeable future and be able to realize its assets and discharge its liabilities and commitments in the normal course of business. The Company has generated net losses from continuing and discontinued operations totaling $202,714 and $1,000,304 for the three months ended March 31, 2016 and 2015, respectively.

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

On March 30, 2016, the Company discontinued the operations of its eCigarette business as a result of the settlement agreement they entered into with Breathe LLC. The agreement was the result of the difficulties of past management to operate that business effectively and profitable. With the departure of the past CEO, Joshua Kimmel, the Company was able to convert over $1,050,000 in debt in exchange for the intellectual property the Company owned in this industry, and agreed to exit this industry and sell off all remaining inventory during the next fiscal year.

On May 23, 2016 the Company filed with the Secretary of State for the State of Nevada, the amendment to its state corporate charter to change the name of the company to White Fox Ventures, Inc. (“White Fox”) to better reflect the new direction of the business and to effect a 100:1 reverse stock split. On May 27, 2016 the Company filed the necessary documents with FINRA requesting these items as well as request a new ticker symbol.

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

The Company raised $169,500 for the three months ended March 31, 2016, through the sale of common stock to be issued and was able to raise capital in the form of a note from a related party in the amount of $47,500.  The Company also converted $21,190 of promissory notes into shares of common stock.

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

WHITE FOX VENTURES, INC.
(FORMERLY BREATHE ECIG CORP.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2016

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The condensed consolidated financial statements included the accounts of the Company and Breathe as the acquisition of Breathe was accounted for as a reverse merger and Breathe is the accounting acquirer, from the date that the Merger occurred between the Company and Breathe eCigs Corp. All intercompany transactions and accounts had been eliminated on consolidation. Effective March 11, 2015, the financial statements were no longer consolidated until April 2015 and the establishment of two new wholly-owned subsidiaries, which are inactive.

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

WHITE FOX VENTURES, INC.
(FORMERLY BREATHE ECIG CORP.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2016

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

WHITE FOX VENTURES, INC.
(FORMERLY BREATHE ECIG CORP.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2016

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

Revenue Recognition

The Company recognizes revenues from the sale of the Company’s products when the following criteria are met: (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred; (iii) the price to the customer is fixed or determinable; and (iv) collection of the sales price is reasonably assured.  Delivery occurs when goods are shipped and title and risk of loss have passed to the customer.  Revenue is deferred in all instances where the earnings process is incomplete.  Payments received before all of the relevant criteria for revenue recognition are satisfied will be recorded as deferred revenue.  Revenues and costs of revenues from consulting contracts will be recognized during the period in which the service will be performed.  All revenues will be reported net of any sales discounts or taxes. Any revenues generated are included in discontinued operations.

WHITE FOX VENTURES, INC.
(FORMERLY BREATHE ECIG CORP.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2016

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Trade Receivables and Allowance for Doubtful Accounts

The Company was engaged up until March 30, 2016 in the sales and distribution in the consumer products market through sales to distributors, wholesalers and direct to consumers via e-commerce sales of eCigarettes for use by consumers.  Trade receivables consisted primarily of amounts due to the Company from their normal business activities whereby approved distributors and wholesalers are extended terms after down payments on orders. The Company controlled credit risk related to the trade receivables through credit approvals, credit limits and monitoring procedures, and perform ongoing credit evaluations of the customers. In assessing the carrying value of its trade receivables, the Company estimated the recoverability by making assumptions based on factors such as current overall and industry-specific economic conditions, historical and anticipated customer performance, historical write-off and collection experience, the level of past-due amounts, and specific risks identified in the accounts receivable portfolio. Additional changes to the allowance could be necessary in the future if a customer’s creditworthiness deteriorates, or if actual defaults are higher than the Company’s historical experience. Any difference could result in an increase or decrease in the allowance for doubtful accounts. All accounts receivable, net of an allowance are considered assets from discontinued operations.

Inventory

Finished Goods Inventory - Finished goods inventory is stated at the lower of cost or market determined by the first-in, first-out method, and include salable eCigarette product items and supplies that are sale ready to ship to consumers, wholesalers or distributers. Shipping and handling costs (consisting of all costs to warehouse, pick, pack and deliver inventory to customers) will be included in cost of goods sold. Samples are included in marketing expenses which are a component of general and administrative costs. The Company in March 2015 entered into Distribution Agreements with various distributors for the distribution of the Company’s products. The Company placed an initial order for merchandise in the amount of $437,750 on March 27, 2015. The Company has outsourced the assembly and production of its products held for resale and will not hold any of the product in its possession. The Company’s inventory is received, housed and distributed by a third party fulfillment provider. As of March 31, 2016, the inventory held by the third party fulfillment provider has a value of $227,685.

As of March 30, 2016, pursuant to a settlement agreement under trademark litigation, the Company had ceased its continuing operations in the eCigarette business (the effective date of the discontinuance of operations in that industry). In accordance with the settlement agreement, the Company is required to pay two cash payments ($10,000 was paid on March 31, 2016 and $15,000 due by July 31, 2016.)  Under this agreement, the Company is required to issue 50 million restricted common shares of Company stock (which was issued April 15, 2016) in addition to the transfer of 5,000,000 common shares which it holds in Tauriga Sciences, Inc. The Company further agrees to split 50/50 any future sales of its held inventory. The sale of inventory shall be a joint effort by the two companies and shall last for a duration of one year from April 1, 2016. After such period, the Company will dispose of any remaining inventory.

As a result of the settlement agreement and the resultant discontinuance of this operation, management feels that it could sell the current inventory at $.50 for each $1 of inventory therefore an allowance has been recorded to recognize the current expected net realizable value of the on-hand inventory in the amount of $113,843.  This amount is reflected in assets from discontinued operations.

WHITE FOX VENTURES, INC.
(FORMERLY BREATHE ECIG CORP.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2016

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

WHITE FOX VENTURES, INC.
(FORMERLY BREATHE ECIG CORP.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2016

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

For the binomial lattice options pricing model, the Company used the following assumptions and weighted average fair value ranges as at the transaction date, April 28, 2014, and for the period ended March 31, 2016:

Convertible Notes:	April 28, 2014	March 31, 2016
Risk free interest rate	0.0577%	N/A
Dividend yield	N/A	N/A
Volatility	86.31%	N/A

Warrants:	April 28, 2014	March 31, 2016
Risk free interest rate	0.144%	N/A
Dividend yield	N/A	N/A
Volatility	97.33%	N/A

The Company had repaid the debt associated with the derivative liability in December 2014, however carried the warrants through the conversion of those warrants in September 2015. As a result of the conversion of the warrants, the entire derivative liability was extinguished as of September 30, 2015. The Company has no other instruments that contain embedded derivatives.

Prior to the effective date of the DEF 14A (March 15, 2016) which included the amendment to the Certificate of Incorporation increasing the authorized common shares of the Company from 500,000,000 to 8,000,000,000 shares, the Company did not have sufficient authorized shares to effectuate any conversion of convertible notes outstanding with either of the two noteholders. The Company remained in constant negotiations with the noteholders resulting in amended agreements dated March 25, 2016 and March 29, 2016, respectively, and the noteholders did not exercise their right to issue the Company a notice of default. At no time, did the Company consider that the notes outstanding could not be fully settled, with the DEF 14A progressing towards effectiveness. As the 14A was effective, prior to the issuance of this report, the Company in effect, cured any default under the note agreements, and as a result, no derivative liability was recorded by the Company. The amended note agreements reflect the current amount of common shares needed to settle the remaining convertible note agreements and there are sufficient shares available to settle these agreements.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation. The reclassifications had no effect on the net loss or cash flows of the Company.

WHITE FOX VENTURES, INC.
(FORMERLY BREATHE ECIG CORP.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2016

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

WHITE FOX VENTURES, INC.
(FORMERLY BREATHE ECIG CORP.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2016

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

Breathe eCigs Corp. Acquisition and Spin-off of DNA Canada, Inc.

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

WHITE FOX VENTURES, INC.
(FORMERLY BREATHE ECIG CORP.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2016

NOTE 4-	DISCONTINUED OPERATIONS

Trademark Settlement/Disposal of eCigarette Operations

As of March 30, 2016, pursuant to a settlement agreement under trademark litigation with plaintiff, Breathe LLC (a Florida organization), the Company had ceased its continuing operations in the eCigarette business (the effective date of the discontinuance of operations in that industry). In accordance with the settlement agreement, the Company is required to pay two cash payments ($10,000 paid March 31, 2016 and $15,000 due by July 31, 2016.) Under the agreement, the Company also is required to issue 50 million restricted common shares of Company stock (which was issued April 15, 2016 at a value of $50,000) in addition to the transfer of 5,000,000 common shares which it holds in Tauriga Sciences, Inc. (at a value of $0 as this had been written off). The Company further agrees to split 50/50 any future sales of its held inventory.  The sale of inventory shall be a joint effort by the two companies and shall last for a duration of one year from April 1, 2016. After such period, the Company will dispose of any remaining inventory.

As a result of the disposal of the business and the discontinuance of the eCigarette operations, the following chart reflects the results of the condensed consolidated financial statements as loss from discontinued operations as of March 31, 2016:

WHITE FOX VENTURES, INC.
(FORMERLY BREATHE ECIG CORP.)
CONDENSED CONSOLIDATED STATEMENTS OF DISCOUNTED OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015
(UNAUDITED)

	March 31,
	2016	2015

REVENUE	$19	$-

COST OF GOODS SOLD	1,851	-

GROSS LOSS	(1,832)	-

OPERATING EXPENSES
Research and development	-	530
Marketing, advertising and promotion	6,000	13,775
Rent	3,561	-
Salaries and related expenses, including stock-based compensation	10,911	16,501
Professional fees	-	831,524
Depreciation and amortization	-	3,254
General and administrative	1,407	22,572
Total operating expenses	21,879	888,156

Net loss before provision for income taxes	(23,711)	(888,156)

Provision for income taxes	-	-

Net loss from discontinued operations	$(23,711)	$(888,156)

WHITE FOX VENTURES, INC.
(FORMERLY BREATHE ECIG CORP.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2016

NOTE 4-	DISCONTINUED OPERATIONS (CONTINUED)

Trademark Settlement/Disposal of eCigarette Operations (Continued)

WHITE FOX VENTURES, INC.
(FORMERLY BREATHE ECIG CORP.)
BALANCE SHEET FROM DISCONTINUED OPERATIONS
	March 31, 2016	December 31, 2015
Assets of discontinued operations	$113,843	114,067

Liabilities of discontinued operations	$278,190	232,771

WHITE FOX VENTURES, INC.
Loss on disposal of Breathe e-Cigs Corp. (subsidiary)

Inventory, at cost	$494,768
Less valuation for inventory reserve	(380,925)
Accounts receivable	14,817
Allowance for doubtful accounts	(14,817)
Accounts payable and accrued expenses	(203,190)
Value of stock paid in settlement (50,000,000 shares at par)	(50,000)
Cash settlement payment	(25,000)
Loss on disposal of operation	$(164,347)

NOTE 5-	CONVERTIBLE NOTES AND DERIVATIVE LIABILITIES

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

WHITE FOX VENTURES, INC.
(FORMERLY BREATHE ECIG CORP.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2016

NOTE 5-	CONVERTIBLE NOTES AND DERIVATIVE LIABILITIES (CONTINUED)

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

WHITE FOX VENTURES, INC.
(FORMERLY BREATHE ECIG CORP.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2016

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

WHITE FOX VENTURES, INC.
(FORMERLY BREATHE ECIG CORP.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2016

NOTE 5-	CONVERTIBLE NOTES AND DERIVATIVE LIABILITIES (CONTINUED)

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

WHITE FOX VENTURES, INC.
(FORMERLY BREATHE ECIG CORP.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2016

NOTE 5-	CONVERTIBLE NOTES AND DERIVATIVE LIABILITIES (CONTINUED)

Convertible Note dated February 9, 2015

On February 9, 2015, the Company entered into a convertible note in an amount of $110,000 with an investor. The gross amount of the note is $110,000, with net proceeds received of $100,000. The $10,000 represents Original Issue Discount. The note will also bear interest at 4%, compounded annually. The maturity date of this note was one year from execution. The note may be converted, in whole or in part, into shares of the Company’s common stock. The conversion price will be 60%, equivalent to a 40% discount, of the lowest trading price of the Company’s common stock during the 25 trading days prior to conversion. For defaults, the note is immediately due and payable and subject to a penalty interest rate of 20%. On May 7, 2015 this note was assigned to M Capital Partners LLC in consideration for a payment of $145,000 by M Capital Partners LLC to the original note holder. The Company still owes the entire $110,000 note, however, the noteholder is M Capital Partners LLC. As a result of this assignment, the Company as noted above issued 300,000 shares of common stock to Iconic.  The Company never reserved shares in the name of the noteholder and failing to maintain proper share reserves is a default event.  In the event of default, the noteholder is permitted to declare all of the then outstanding principal amount of this note, including any interest due thereon, to be due and payable immediately without further action or notice. In the event of such acceleration, the amount due and owing to the holder shall be increased to 150% of the outstanding principal amount of the note held by the Holder plus all accrued and unpaid interest, fees, and liquidated damages, if any. Additionally, this note shall accrue interest on any unpaid principal from and after the occurrence and during the continuance of an event of default at a rate of 20%.  The note would also accrue liquidated damages of $1,000 per day from and after the occurrence and during the continuance of an Event of Default. Since notice was not delivered to the Company prior to full settlement no such accelerated clauses were enacted nor were any related expenses incurred.

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

WHITE FOX VENTURES, INC.
(FORMERLY BREATHE ECIG CORP.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2016

NOTE 5-	CONVERTIBLE NOTES AND DERIVATIVE LIABILITIES (CONTINUED)

Convertible Note dated March 6, 2015

On March 6, 2015, the Company entered into an 8% convertible redeemable note with an investor in the amount of $31,500. The gross amount of the note is $31,500, with net proceeds received of $30,000. The $1,500 represents legal fees. This note was to mature on March 6, 2016. The investor is entitled, at its option, at any time, to convert all or any amount of the principal face amount of the note, then outstanding into shares of the Company’s common stock at a price for each share of common stock equal to 58% of the lowest trading price of the Company’s common stock as reported on the OTCQB for the fifteen prior trading days including the day upon which a notice of conversion is delivered.

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

Convertible Note dated March 11, 2015

On March 11, 2015, the Company entered into an 8% convertible redeemable note with an investor in the amount of $52,500. The gross amount of the note is $52,500, with net proceeds received of $50,000. The $2,500 represents legal fees. This note was to mature on March 11, 2016. The investor is entitled, at its option, at any time, to convert all or any amount of the principal face amount of the note, then outstanding into shares of the Company’s common stock at a price for each share of common stock equal to 55% of the lowest trading price of the Company’s common stock as reported on the OTCQB for the fifteen prior trading days including the day upon which a notice of conversion is delivered.

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

WHITE FOX VENTURES, INC.
(FORMERLY BREATHE ECIG CORP.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2016

NOTE 5-	CONVERTIBLE NOTES AND DERIVATIVE LIABILITIES (CONTINUED)

Convertible Note dated March 13, 2015

On March 13, 2015, the Company entered into an 8% convertible redeemable note with an investor in the amount of $52,500. The gross amount of the note was $52,500, with net proceeds received of $50,000. The $2,500 represents legal fees. This note was to mature on March 13, 2016.

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

On September 25, 2015, the Company paid this note face value in full with accrued interest in the amount of $2,246.  The Company recognized a loss on debt extinguishment in the amount of $36,254. This note was satisfied with $75,000 in cash and 1,500,000 common shares of stock, issued in three equal blocks of free trading stock.  These conversion shares are scheduled to be issued November 1, 2015; December 1, 2015 and January 1, 2016 and shall not have a value of less than $5,000 each.  As of March 31, 2016, the Company has recorded a liability to issue stock in the amount of $15,000.

Convertible Note dated March 31, 2015

On March 31, 2015, the Company entered into an 8% convertible redeemable note with an investor in the amount of $105,000. The gross amount of the note is $105,000, with net proceeds received of $100,000. The $5,000 represents legal fees. This note was to mature on March 31, 2016.

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

WHITE FOX VENTURES, INC.
(FORMERLY BREATHE ECIG CORP.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2016

NOTE 5-	CONVERTIBLE NOTES AND DERIVATIVE LIABILITIES (CONTINUED)

Convertible Note dated April 8, 2015

On April 8, 2015, the Company entered into a 10% convertible redeemable note payable with an investor in the amount of $53,000. The gross amount of the note is $53,000, with net proceeds received of $50,000. The $3,000 represents legal fees. This note was to mature on April 8, 2016.  This note was funded on April 22, 2015, at which point the Company began to accrue interest.

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

Convertible Note 1 dated May 22, 2015

On May 22, 2015, the Company entered into an 8% convertible redeemable note payable with an investor in the amount of $137,500. The gross amount of the note is $137,500, with net proceeds received of $118,750. The $18,750 represents legal fees of $6,250 and Original Issue Discount of $12,500. This note was to mature on May 22, 2016. The note will also bear interest at 8%, compounded annually. The maturity date of this note is one year from execution. The note may be converted, in whole or in part, into shares of the Company’s common stock. The conversion price will be 68%, equivalent to a 32% discount, of the lowest trading price of the Company’s common stock during the 15 trading days prior to conversion. For defaults, the note is immediately due and payable and subject to a penalty interest rate of 24%.

On November 8, 2015, the Company paid this note face value in full for cash with accrued interest in the amount of $5,104.  The Company recognized a loss on debt extinguishment in the amount of $55,351. The total payment to this noteholder was $197,955.

WHITE FOX VENTURES, INC.
(FORMERLY BREATHE ECIG CORP.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2016

NOTE 5-	CONVERTIBLE NOTES AND DERIVATIVE LIABILITIES (CONTINUED)

Convertible Note 2 dated May 22, 2015

On May 22, 2015, the Company entered into a 12% convertible redeemable note payable with an investor in the amount of $82,500. The gross amount of the note is $82,500, with net proceeds received of $75,000. The $7,500 represents an Original Issue Discount. This note was to mature on May 22, 2016. The note will also bear interest at 12%, compounded annually. The maturity date of this note is one year from execution. The note may be converted, in whole or in part, into shares of the Company’s common stock. The conversion price will be the lower of 60%, equivalent to a 40% discount, of the lowest trading price of the Company’s common stock as of the date of conversion notice or $0.10 per share. For defaults, the note is immediately due and payable and subject to a penalty interest rate of 18%.

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

As prescribed in the convertible note agreement, the Company was required to maintain a sufficient number of shares, free from preemptive rights, to provide for the issuance of common stock upon conversion. The Company was required at all times to authorize a reserve of five times the number of shares that are actually issuable upon full conversion of this note. The Company initially instructed the transfer agent to reserve 16,500,000 shares of common stock for the noteholder for issuance upon conversion.  The noteholder waived the requirement of the reserve shares above and beyond what was needed to convert through the maturity date, notwithstanding the initial reserve amount.  At September 30, 2015 the number of share that were necessary and issuable upon full conversion of then outstanding principal and accrued unpaid interest was 74,094,286.  The shares needed to convert was based on 20% of the lowest trading price of the Company’s common stock as reported on the OTCQB for the twenty prior trading days including the day upon which a notice of conversion is delivered ($0.007.)  Under terms of the convertible note contract, if the closing sale price at any time falls below $0.05, then such 35% figure specified above shall be reduced to 20%, equivalent to an 80% discount.  The stock closing price was below $0.05 per share at March 31, 2016.

WHITE FOX VENTURES, INC.
(FORMERLY BREATHE ECIG CORP.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2016

NOTE 5-	CONVERTIBLE NOTES AND DERIVATIVE LIABILITIES (CONTINUED)

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

As of March 31, 2016, the Company has $40,000 outstanding on this note inclusive of accrued default interest fees.

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

On June 10, 2015, the Company entered into a 12% convertible redeemable note payable with an investor in the amount of $82,500. The gross amount of the note is $82,500, with net proceeds received of $75,000. The $7,500 represents an Original Issue Discount. This note matures on June 10, 2016. The note will also bear interest at 12%, compounded annually. The maturity date of this note is one year from execution. The note may be converted, in whole or in part, into shares of the Company’s common stock. The conversion price will be the lower of 60%, equivalent to a 40% discount, of the lowest trading price of the Company’s common stock as of the date of conversion notice or $0.06 per share. For defaults, the note is immediately due and payable and subject to a penalty interest rate of 18%.

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

WHITE FOX VENTURES, INC.
(FORMERLY BREATHE ECIG CORP.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2016

NOTE 5-	CONVERTIBLE NOTES AND DERIVATIVE LIABILITIES(CONTINUED)

Convertible Note dated June 10, 2015 (Continued)

In December 2015, the noteholder in three (3) separate conversions, converted $47,250 into 60,000,000 shares of common stock. Two of these note conversions were performed at a price below par value. The result was that $22,500 represented a discount to the common stock (which is reflected net in APIC). After these conversions, the balance outstanding on this note at March 31, 2016 is $123,000 including default total penalties of $138,938 before conversions and payments.

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

As of March 31, 2016, the outstanding total of $92,000 including accumulated penalties and interest $19,737 which was restructured as a convertible note with a fixed conversion of $0.001 with 0% annual interest.

WHITE FOX VENTURES, INC.
(FORMERLY BREATHE ECIG CORP.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2016

NOTE 5-	CONVERTIBLE NOTES AND DERIVATIVE LIABILITIES (CONTINUED)

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

As of March 31, 2016, the amount outstanding under this note was $43,000.

All convertible notes payable are due within one year and are reflected as current liabilities in the condensed consolidated balance sheet at March 31, 2016.

At March 31, 2016, the Company had $0 remaining in discount of the original issue discount with respect to these notes. Amortization of the original issue discount for the three months ended March 31, 2016 and 2015 was $19,829 and $995.  Interest expense on the convertible notes for the three months ended March 31, 2016 and 2015 was $4,804 and $1,867, respectively. Accrued interest on these convertible notes for three months ended was years ended March 31, 2016 was $0.

WHITE FOX VENTURES, INC.
(FORMERLY BREATHE ECIG CORP.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2016

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

The Company between November 26, 2014 and December 31, 2014, repaid the entire convertible note balance of $277,500 thus extinguishing the note. Upon the initial recording of the convertible note and warrants associated with the convertible note, a derivative liability was recorded as the convertible note and warrant each contained embedded derivatives as determined under ASC 815. Since the warrants associated with the convertible note has been exercised there is no outstanding liability as of March 31, 2016.

WHITE FOX VENTURES, INC.
(FORMERLY BREATHE ECIG CORP.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2016

NOTE 6-	STOCKHOLDERS’ DEFECIT

Preferred Stock

The Company was established on June 2, 2006 with 10,000,000 shares of preferred stock authorized with a par value of $0.001. The Company has not issued any preferred stock.

Common Stock

The Company was established on June 2, 2006 with 100,000,000 shares of common stock authorized with a par value of $0.001. On December 8, 2011, the Company amended the authorized stock to 150,000,000 shares. On March 17, 2014, the Company amended the authorized stock to 500,000,000 shares. On March 15, 2016 the Company’s shareholders ratified managements restructuring plan by approving the increase in authorized shares to 8,000,000,000.

On May 23, 2016 the Company filed with the Secretary of State for the State of Nevada, the amendment to its state corporate charter to change the name of the company to White Fox Ventures, Inc. (“White Fox”) to better reflect the new direction of the business and to effect a 100:1 reverse stock split. On May 27, 2016, the Company filed the necessary documents with FINRA requesting these items as well as request a new ticker symbol.

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

On March 31, 2015 the Company issued 2,666,667 shares for $100,000 in an investment into Tauriga Sciences, Inc. (“TAUG”). The Company entered into a commercialization/license agreement with TAUG to jointly develop a new line of business involving CBD oil cartridges in on March 31, 2015. The Company received from TAUG 10,869,565 shares of TAUG common stock (with a value of $100,000) in exchange for their shares (reflected as an investment). Due to the very low stock value of both companies and with the Company exiting the eCigarette business both companies have impaired their respective investment to $0 as December 31, 2015.

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

WHITE FOX VENTURES, INC.
(FORMERLY BREATHE ECIG CORP.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2016

NOTE 6-	STOCKHOLDERS’ DEFICIT (CONTINUED)

Common Stock (Continued)

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

Under the first tranche of a July 2, 2015 securities purchase agreement whereby $240,000 was committed for purchase of common stock and warrants.  Cash was received associated with this offering was $233,500, with $6,500 credited to the purchaser for legal fees.  Under th1,0e second tranche of this agreement the amount to be funded will be $200,000. Second tranche closing date was to be a trading date no later than five (5) Business Days following the effective date of the Registration Statement. on which all of the transaction documents have been executed and delivered by the applicable parties thereto, and all conditions precedent to (i) the Purchasers’ obligations to pay the Subscription Amount for the Second Tranche and (ii) the Company’s obligations.  The Company filed Form S-1 “Registration Statement Under the Securities Act of 1933” (“S1”) on August 17, 2015.   On October 2, 2015 the Company pursuant to Rule 477 promulgated under the Securities Act of 1933, as amended (the “Securities Act”) submitted a request for withdrawal of the previously file S-1.

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

WHITE FOX VENTURES, INC.
(FORMERLY BREATHE ECIG CORP.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2016

NOTE 6-	STOCKHOLDERS’ DEFICIT (CONTINUED)

Common Stock (Continued)

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

On September 8, 2015 the cashless warrants to purchase 690,625 common shares were exercised to convert to 7,541,511 common shares based on a price reset to equal the conversion price associated with the debt agreements from the stated strike price of $0.75. The price reset which resulted in the conversion to 7,541,511 common shares based on the difference between the current market value (market price of $0.25 multiplied by exercise shares of 690,625) and the exercise price ($0.0375) multiplied by number of exercise shares (690,625.) This number is then divided by the adjusted price of the common stock ($0.01946.)

As of December 31, 2015, the Company has 470,811,277 shares of common stock issued and outstanding.  As of December 31, 2015 the Company had a liability for stock of $82,710 for stock to be issued as conversion shares under the note settlement agreement of the March 13, 2015 8% convertible note.  Share are to be issued in three issuances of 500,000 each not to have a value less than $5,000 each.  Issuances are scheduled November 1, 2015; December 1, 2015 and January 1, 2015. The Company reversed liability for stock issuable under a distribution agreement in the amount of five million common shares which had a value of $37,500 ($0.0075 per share) due to that agreement no longer being in effect.  The Company further has a liability for stock to be issued under a consulting agreement to issue 1,400,000 shares in the amount of $17,710 ($0.013 per share.) These shares do not include the shares owed to the noteholders as described in NOTE 5. The liability for those shares is included with the note payable balances.

The Company initiated payments in the amount of $180,000 to buy back price adjustment rights, warrants and additional issuance rights transferred to assignee under original stock purchase agreement dated July 2, 2015. The Company has the 4,000,000 share stock certificate in its possession pending the stock reissuance to a new certificate to assignee.

In 2016, the Company issued:

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

WHITE FOX VENTURES, INC.
(FORMERLY BREATHE ECIG CORP.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2016

NOTE 6-	STOCKHOLDERS’ DEFICIT (CONTINUED)

On March 21, 2016 the Company issued 85,832,640 shares of common stock were issued to the Comitos and their affiliates pursuant to the Comprehensive Settlement Agreement entered into on March 9, 2016 to convert $1,050,000 in notes payable and acquire the intellectual property of the Company.

On March 22, 2016, the Company issued 27,500,000 shares of common stock to holder of a convertible note dated June 10, 2015.  The noteholder converted $2,063 of principal only for the shares.  The applicable conversion price was $0.000075.

Authorized Reserved Shares

Under terms of several of the Company’s convertible notes it was required under those note agreements at all times to authorize and reserve four and in some cases five times the number of shares that are actually issuable upon full conversion of said notes (based on the conversion price of the notes in effect from time to time.)  The noteholders waived the requirement of the reserve shares above and beyond what was needed to convert through the maturity date, notwithstanding the initial reserve amount. The Company is required to make proper provisions so that there after there shall be a sufficient number of shares of common stock authorized and reserved, free from preemptive rights.  The Company is further obligated to make any changes to its capital structure which would change the number shares of common stock into which said notes shall be convertible at the then current conversion price. Based on this calculation, the Company did not have sufficient authorized common shares to convert all convertible notes, and exercise all outstanding warrants from the unissued common shares as of December 31, 2015, however, cured any deficiency related to these provisions on March 15, 2016, upon the approval of the DEF 14A and amendments to the Certificates of Incorporation. As noted herein, the noteholders waived this requirement to the Company as they knew the Company was amending their charter to increase the authorized number of common shares to accommodate any conversions.

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

The following table summarizes information about the Company’s stock options:

	March 31, 2016			December 31, 2015
		Weighted			Weighted
		average			average
	Number of	exercise		Number of	exercise
	options	Price		options	price

Options outstanding, beginning of period	-	$-		200,000	$0.25
Granted	-	-		-	-
Exercised	-			-	-
Forfeited	-			-	-
Expired	-	$-		(200,000)	(0.25)

Options outstanding, end of period	-		-	-	-

WHITE FOX VENTURES, INC.
(FORMERLY BREATHE ECIG CORP.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2016

NOTE 6-	STOCKHOLDERS’ DEFICIT (CONTINUED)

Stock Options (Continued)

Under the Plan, the exercise price of each option has been established at $0.25. Stock options vest as stipulated in the stock option agreement and their maximum term is 8 years. In the year ended December 31, 2015 the last of these options expired. There are no outstanding options as of March 31, 2016.

Stock options-based compensation expense included in the condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2016 and 2015 was $0.

Warrants

The following table summarizes the Company’s share warrants outstanding as of March 31, 2016 and December 31, 2015:

	March 31, 2016			December 31, 2015
		Weighted	Weighted		Weighted	Weighted
		average	average		average	average
	Number of	remaining	exercise	Number of	remaining	exercise
	warrants	life (years)	price	warrants	life (years)	price

Warrants outstanding, beginning of year	-	-	$-	1,540,625	1.5	$0.66
Granted	-	-	-	-	-	-
Exercised	-	-	-	(690,625)	-	-
Expired	-	-	-	(850,000)	-	-

Warrants outstanding, end of year	-	-	$-	-	-	$-

Warrants

On September 8, 2015 the cashless warrants to purchase 690,625 common shares were exercised to convert to 7,541,511 common shares based on a price reset to equal the conversion price associated with the debt agreements from the stated strike price of $0.75. The price reset which resulted in the conversion to 7,541,511 common shares based on the difference between the current market value (market price of $0.25 multiplied by exercise shares of 690,625) and the exercise price ($0.0375) multiplied by number of exercise shares (690,625.) This number is then divided by the adjusted price of the common stock ($0.01946.)

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

As of March 31, 2016, there are no warrants outstanding.

WHITE FOX VENTURES, INC.
(FORMERLY BREATHE ECIG CORP.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2016

NOTE 7-	LICENSE AGREEMENT AND INVESTMENT

On March 31, 2015, the Company and TAUG entered into a non-exclusive license agreement, whereby TAUG will provide CBD oil cartridges to be used in the Breathe eCigs Corp. e-cigarette.  In accordance with the agreement, TAUG will receive a royalty of 50% of the net revenues associated with the sale of specified list of products listed in the agreement.  In addition, there was a share swap between TAUG and the Company to equate to $100,000.  The Company issued 2,666,667 shares at $0.0375 for the commercialization of the products.  TAUG issues 10,869,565 shares of its stock to acquire the license agreement (investment).

Description	Amount
License Agreement / Commercialization Fees - 2 years dated 3/31/15
Stock issued	$100,000

Total	$100,000
Less: Management impairment valuation	100,000
Net March 31, 2016 and December 31, 2015	$-

Issued 2,666,667 shares of Company common stock	2,666,667
at $0.01 per share.	$0.0375
Share value	$100,000
Less: Management impairment valuation	$100,000
Net March 31, 2016 and December 31, 2015	$-

At March 31, 2016 it was determined by management of both companies that the value of the investment based on stock value and no business venture will be pursued was valueless. Therefore, the entire investment and commercialization fees recorded were written off completely.

NOTE 8-	RELATED PARTY TRANSACTIONS

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

On September 22, 2015, the Company issued an unsecured promissory note to Kimmel in consideration for gross proceeds to the Company of $75,000 (for which constitutes all proceeds received by Kimmel as part of the Comito Purchase).  The Kimmel Note accrues interest at 4.5% per annum unless there is an event of default, in which case the interest rate increases to 9.0% per annum.  The entire principal amount and all accrued but unpaid interest under the Kimmel Note will be due and payable by the Company no later than September 22, 2016.  As of March 31, 2016, accrued interest was $1,692.

WHITE FOX VENTURES, INC.
(FORMERLY BREATHE ECIG CORP.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2016

NOTE 8-	RELATED PARTY TRANSACTIONS (CONTINUED)

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

WHITE FOX VENTURES, INC.
(FORMERLY BREATHE ECIG CORP.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2016

NOTE 8-	RELATED PARTY TRANSACTIONS (CONTINUED)

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

During the three months ended March 31, 2016 a related party paid expenses and debt on behalf of the Company in the amount of $42,500 which was agreed to be settled for 55,000,000 shares of Company stock, issued April 4, 2016.

During the three months ended March 31.2016 related parties funded obligations of the Company in the amount of $169,500.  This amount as of May 25, 2016, was $261,557 upon which time the Company issued 1,965,570,000 shares of common stock to settle this obligation on May 10, 2016, with 650,000,000 shares still due.

WHITE FOX VENTURES, INC.
(FORMERLY BREATHE ECIG CORP.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2016

NOTE 9-	PROVISION FOR INCOME TAXES

As of March 31, 2016, there is no provision for income taxes, current or deferred.

Net operating losses carryforward	$3,277,580
Valuation allowance	(3,277,580)
$-

The Company has approximately $9,641,000 in net operating losses as of March 31, 2016 available to offset future taxable income through 2036. The Company has established a valuation allowance equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

A reconciliation of the Company’s effective tax rate as a percentage of income before taxes and the statutory rate for year ended March 31, 2016 is summarized below:

Federal rate	34%
State rate	-

Combined Tax Rate	34%
Valuation allowance	(34)%

NOTE 10-	CURRENT LITIGATION

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

WHITE FOX VENTURES, INC.
(FORMERLY BREATHE ECIG CORP.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2016

NOTE 10-	CURRENT LITIGATION (CONTINUED)

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

WHITE FOX VENTURES, INC.
(FORMERLY BREATHE ECIG CORP.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2016

NOTE 10-	CURRENT LITIGATION (CONTINUED)

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

As of March 30, 2016, pursuant to a settlement agreement under trademark litigation with plaintiff, Breathe LLC (a Florida organization), the Company had ceased its continuing operations in the eCigarette business (the effective date of the discontinuance of operations in that industry). In accordance with the settlement agreement, the Company will pay two cash payments ($10,000 immediately and $15,000 due by July 31, 2016.)  The Company is also required to issue 50 million restricted common shares of Company stock (which was issued April 15, 2016) in addition to the transfer of 5,000,000 common shares which it holds in Tauriga Sciences, Inc. The Company further agrees to split 50/50 any future sales of its held inventory.  The sale of inventory shall be a joint effort by the two companies and shall last for a duration of one year from April 1, 2016. After such period, the Company will dispose of any remaining inventory.

On April 15, 2016 the Company issued 50,000,000 shares of common stock pursuant to this agreement to be recorded at the closing price of the stock as of the day the Company entered into the settlement agreement in the amount of $50,000 (at par value.)

Comito’s Intellectual Property Lawsuit

On December 18, 2015, Giovanni & Peter Comito ("Comitos") filed suit in United States District Court, in the Southern District of Florida (Case No. 15-cv-62653-BB) against the Company and Joshua Kimmel. The Comitos were asserting claims of specific performance, breach of contract and fraud arising out of a contract for sale and purchase of certain patent assets and common stock owed. The Comitos funded directly or through third parties $1,000,000 (see NOTE 8 – Related Party Transactions) for consideration of the purchase of intellectual property assets. 3476863 Canada Inc. (Peter Comito) also funded $50,000 pursuant to a stock purchase agreement on August 24, 2015 that was not fulfilled at the time of filing.

WHITE FOX VENTURES, INC.
(FORMERLY BREATHE ECIG CORP.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2016

NOTE 10-	CURRENT LITIGATION (CONTINUED)

Comito’s Intellectual Property Lawsuit (Continued)

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

On March 28, 2016, the Company issued agreed shares to the Plaintiffs and their affiliated parties in the amount of 85,832,640 shares of common stock (the "Settlement Shares"). The Settlement Shares will be "restricted securities" as defined by the Securities Act of 1933, as amended.  In addition, as a result of the Settlement, the Company has retired $1,050,000 in promissory notes due the plaintiffs.

NOTE 11-	CONCENTRATION OF RISK

Any customer or vendor representing greater than 10% of that total sales or cost of sales is considered a major customer or major vendor.

The Company had certain vendors whose billings individually represented 10% or more of the Company’s total outstanding payables, as follows:

	March 31, 2016	March 31, 2015
Vendor A	25%	*	%
Vendor B	*	27

* Less than 10% of total payables

The Company had one major vendors as of March 31, 2016.  The Company does not see this as a significant risk because neither of these vendors would be considered suppliers to the ongoing operation.

As of March 30, 2016, pursuant to a settlement agreement under trademark litigation with plaintiff, Breathe LLC (a Florida organization), the Company had ceased its continuing operations in the eCigarette business (the effective date of the discontinuance of operations in that industry).

WHITE FOX VENTURES, INC.
(FORMERLY BREATHE ECIG CORP.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2016

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

The following table represents the fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2016:

	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$-	-	-	$-
Convertible Notes Payable	-	-	298,000	298,000

NOTE 13-	SUBSEQUENT EVENTS

Corporate Matters

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

On May 23, 2016 the Company filed with the Secretary of State for the State of Nevada, the amendment to its state corporate charter to change the name of the company to White Fox Ventures, Inc. (“White Fox”) to better reflect the new direction of the business and to effect a 100:1 reverse stock split. On May 27, 2016, the Company filed the necessary documents with FINRA requesting these items as well as request a new ticker symbol.

WHITE FOX VENTURES, INC.
(FORMERLY BREATHE ECIG CORP.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2016

NOTE 13-	SUBSEQUENT EVENTS (CONTINUED)

White Fox Ventures Inc.

In an agreement dated as of April 1, 2016, the Company acquired White Fox Ventures Inc. for in an undetermined amount of shares equating 85% of the total authorized capital of the Company.  White Fox Ventures Inc., a Nevada Corporation possesses an exclusive License Agreement with White Fox Co. Ltd, Japan. Since the license agreement only stipulated a royalty fee on sales, White Fox Ventures Inc. did not record a value to the agreement. When the Company was completing its due diligence on this acquisition, they determined that the agreement and acquisition were not in the best interests of the Company at this time. The parties are working on an alternative structure at this time. As a result of this, the agreement has been rescinded on May 6, 2016, as noted in 8k filed with the SEC on May 16, 2016. The principal of White Fox Ventures Inc. Mr. Shinsuke Nakano and investors had invested $196,557 into the Company in the form of payment of various settlements and invoices outstanding. The investment is treated as private placement at $0.0001, whereby the Company, on May 10, 2016, issued to Mr. Nakano and the investors 1,965,570,000 shares of common stock, which will represent about 71.7% of the shares issued and outstanding at the time the agreement was rescinded. In addition, Mr. Nakano for his investment was named as the Chief Executive Officer of the Company and the Chairman of the Board and Mr. Abe was appointed to the positions of Chief Operating Officer ("COO") and Director ("Board Member".) Then an additional $65,000 was funded the following week in which 650,000,000 shares are due for that amount.

Accounts Payable Settlements

On April 4, 2016, the Company issued 55,000,000 common shares to a related party for the settlement of payments made on behalf of the Company.  The Company will recognize a loss on debt conversion for the amount in excess of the closing stock price on the day of issuance over the value of the liabilities settled in the amount of $12,500 (55,000,000 shares at $0.001.)

On April 26, 2016, the Company agreed to settle an outstanding debt with a vendor on an outstanding balance of $120,094 for 35,000,000 shares of Company common stock and $10,000 in cash.

On May 17, 2016, the Company issued 39,500,000 common shares to a related party for the settlement of notes, in the amount of $65,716. The Company will record a gain on debt conversion for the value in excess of the closing price of the stock on the day of issuance in the amount of $38,066 (39,500,000 shares at $0.0007.)

WHITE FOX VENTURES, INC.
(FORMERLY BREATHE ECIG CORP.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2016

NOTE 13-	SUBSEQUENT EVENTS (CONTINUED)

Share Issuances

On April 4, 2016, the Company issued 55,000,000 shares to settle an outstanding liability of $42,500 owed to a related party for debts paid on behalf of the Company ($0.001 per share.) The Company will record a loss on the conversion of debt in the amount of $12,500 on this issuance.

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

On May 10, 2016, the Company issued 1,965,570,000 shares of common stock to the principal of White Fox Ventures Inc., Mr. Shinsuke Nakano and investors who had invested $196,557 into the Company in the form of payment of various settlements and invoices outstanding. The investment was treated as a private placement at $0.0001, whereby the Company issued shares to Nakano and the investors which represents about 71.7% of the shares issued and outstanding.

On May 17, 2016, the Company issued 39,500,000 common shares to a related party for the settlement of notes and accrued interest in the amount of $65,716. The Company will record a gain on debt conversion for the value in excess of the closing price of the stock on the day of issuance in the amount of $38,066 (39,500,000 shares at $0.0007).

Other Matters

On May 18, 2016, the Company received an additional $65,000 for shares of common stock in their private placement (650,000,000 shares) that have not been issued as of yet. The proceeds of these shares went to pay for certain expenses related to the corporate filings. In addition, the Company purchased $50,000 of common stock of a privately held company, Kudzoo, Inc. representing less than 2% of that company as an investment. A portion of the $50,000 ($32,000) is due to a former officer who paid this amount on behalf of the Company. The $32,000 that is owed will be paid in the form of shares of common stock of the Company.

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

Corporate History

White Fox Ventures, Inc. is a Nevada corporation organized June 2, 2006.  Our original name was Celtic Capital, Inc.   On October 20, 2008, we changed our name to Entertainment Education Arts Inc.  On May 12, 2010, we changed our name to DNA Precious Metals, Inc.  On March 5, 2015 pursuant to an agreement and plan of merger, the Company changed its name to Breathe eCig Corp.  On May 23, 2016, the Company changed its name to White Fox Ventures, Inc. to better reflect its new business direction after the trademark legal settlement and discontinuance of the eCigarette operation (White Fox Ventures, Inc. may. may also be referred to as “White Fox”, “we”, “us” or the “Company”).

From May 2010 through February 3, 2015, we were an exploration stage mining company.  The Company’s focus was the development of the Montauban Mining Project, located in the Montauban and Chavigny townships near Grondines-West in Portneauf County, Quebec, Canada (“Montauban Mine Property” or “Property”). Recognizing the need to secure significant additional capital to put the Property into production, management began to focus its attention on other business opportunities which would not require the significant capital required to expand the Property.  In furtherance thereof, on January 16, 2015 the Company entered into a share exchange agreement with Breathe LLC, a Tennessee limited liability company, whereby the Company acquired all of the issued and outstanding membership interests in Breathe LLC in consideration for the issuance of 150,000,000 shares of the Company’s common stock to the members of Breathe, LLC

In connection with the acquisition of Breathe LLC, on March 5, 2015 we entered into an Agreement and Plan of Merger (the “Merger Agreement”) pursuant to which the Company merged with its wholly owned subsidiary, Breathe eCig Corp., the sole purpose of the Merger was to effect a change of the Company's name from DNA Precious Metals, Inc. to Breathe eCig Corp.

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

With the completion of the spin-off, the Company exited the mining field and its sole and exclusive business operations will be marketing its electronic cigarettes and related vapor devices.

On May 23, 2016 the Company filed with the Secretary of State for the State of Nevada, the amendment to its state corporate charter to change the name of the company to White Fox Ventures, Inc. (“White Fox”) to better reflect the new direction of the business and to effect a 100:1 reverse stock split. On May 27, 2016, the Company filed the necessary documents with FINRA requesting these items as well as request a new ticker symbol.

Breathe eCigs Corp. Acquisition and Spin-off of DNA Canada, Inc.

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

Trademark Settlement/Disposal of eCigarette Operations

As of March 30, 2016, pursuant to a settlement agreement under trademark litigation with plaintiff, Breathe LLC (a Florida organization), the Company had ceased its continuing operations in the eCigarette business (the effective date of the discontinuance of operations in that industry). In accordance with the settlement agreement, the Company will pay two cash payments ($10,000 immediately and $15,000 due by July 31, 2016) and issue 50 million restricted common shares of Company stock (which was issued April 15, 2016 at a value of $50,000) in addition to the transfer of 5,000,000 common shares which it holds in Tauriga Sciences, Inc. (at a value of $0 as this had been written off). The Company further agrees to split 50/50 any future sales of its held inventory.  The sale of inventory shall be a joint effort by the two companies and shall last for a duration of one year from April 1, 2016. After such period, the Company will dispose of any remaining inventory.

WHITE FOX VENTURES, INC.
Loss on disposal of Breathe e-Cigs Corp. (subsidiary)

Inventory, at cost	$494,768
Less valuation for inventory reserve	(380,925)
Accounts receivable	14,817
Allowance for doubtful accounts	(14,817)
Accounts payable and accrued expenses	(203,190)
Value of stock paid in settlement (50,000,000 shares at par)	(50,000)
Cash settlement payment	(25,000)
Loss on disposal of operation	$(164,347)

White Fox Ventures Inc.

In an agreement dated as of April 1, 2016, the Company acquired White Fox Ventures Inc. for in an undetermined amount of shares equating 85% of the total authorized capital of the Company. White Fox Ventures Inc., a Nevada Corporation was in existence less than 60 days and the only asset in the company was a license agreement that they entered into with a Japanese company. Since the license agreement only stipulated a royalty fee on sales, White Fox Ventures Inc. did not record a value to the agreement. When the Company was completing its due diligence on this acquisition, they determined that the agreement and acquisition were not in the best interests of the Company at this time. The parties are working on an alternative structure at this time. As a result of this, the agreement has been rescinded as noted in 8k filed with the SEC on May 16, 2016.  The principal of White Fox Ventures Inc., Mr. Shinsuke Nakano (“Nakano”) and investors had invested $196,557 into the Company in the form of payment of various settlements and invoices outstanding. The investment is treated as private placement at $0.0001, whereby the Company, on May 10, 2016, issued to Nakano and the investors 1,965,570,000 shares of common stock, which will represent about 71.7% of the shares issued and outstanding at the time the agreement was rescinded. In addition, for their investments, Nakano was named as the Chief Executive Officer of the Company and the Chairman of the Board and Abe to the position of Chief Operating Officer ("COO") and Director ("Board Member").

The operations of White Fox Ventures, Inc.:

ABOUT WHITE FOX VENTURES, INC.

The Company was formed as Breathe, LLC in October 2013 and Breathe eCigs. Corp. was formed on December 31, 2014.  On December 31, 2014, Breathe, LLC entered into a Bill of Sale to transfer 100% of the assets to Breathe eCigs Corp. Breathe eCigs Corp. operated as a development stage company that develops, markets and distributes electronic cigarettes (“E-cigarettes”), vaporizers, e-liquids (i.e., liquid nicotine) and related accessories.  As of March 30, 2016, pursuant to a settlement agreement under trademark litigation with plaintiff, Breathe LLC (a Florida organization), the Company had ceased its continuing operations in the eCigarette business. The Company further agrees to split 50/50 any future sales of its held inventory. The sale of inventory shall be a joint effort by the two companies and shall last for a duration of one year from April 1, 2016. After such period, the Company will dispose of any remaining inventory. As of March 30, 2016, the Company re-entered the development stage.

With the departure of Joshua Kimmel on January 25, 2016 and the discontinuance of operations the Company the Company struggled to obtain capital to survive.  The Company was able to settle debts for stock, obtain funding via related parties as well as a Japanese based investor group with principals of Japanese based White Fox, Co. Ltd. investing $169,500 as of March 31, 2016 and a total of $261,557 as of May 18, 2016.

On May 23, 2016 the Company filed with the Secretary of State for the State of Nevada, the amendment to its state corporate charter to change the name of the company to White Fox Ventures, Inc. (“White Fox”) to better reflect the new direction of the business and to effect a 100:1 reverse stock split. On May 27, 2016, the Company filed the necessary documents with FINRA requesting these items as well as request a new ticker symbol.

BUSINESS STRATEGY

White Fox Ventures, Inc. operates business academies throughout Japan.

White Fox’s strategic goal is to profitably establish and expand its operations.  The Company's new core focus is the establishment of business academies throughout Japan. The Company is launching its operations throughout Japan: Sapporo, Sendai, Tokyo, Matsumoto, Nagoya, Osaka, Okoyama, Kumamoto and Fukuoka. The Company also plans to launch its academy via online throughout Japan.

White Fox is currently developing its online proprietary application to be exclusively utilized by its academy members. This application shall be available for direct downloading onto smartphones, such as: iPhones, Android as well as iOS and Tablet devices. The Company expects to launch this application sometime during autumn of 2016 (4th Quarter, 2016).

The Company is currently evaluating possible investment banking relationships in Japan as well as in New York for the purpose of securing additional working capital and further corporate advice. Management expects to start generating revenue by Q4 2016.

Management believes that White Fox is building a solid future for shareholders by establishing a strong corporate team focused on both the Company's product offering as well as multi-faceted support for such offerings. The management team is excited about its ongoing transition as a Publicly Traded Company and will do their best to achieve profitability and maintain stable growth as soon as possible. The Company will continue to update shareholders about important progress being realized.

Market Opportunity

The market opportunity for this niche is substantial, with overall market size estimated at 8 Billion USD.

We believe that the market potential in Japan and worldwide will continue to rise for the foreseeable future and believe we can garner 10,000 users and/or subscribers by Q1 2017.

Over 600 Currencies world-wide. 57 Type of assets, 1921 Markets. Market Cap combined $8.2B and with an average daily volume of approximate $7.6B, Source: https://coinmarketcap.com/all/

Marketing and Growth Strategies

Marketing.

•	Collect/Purchase e-mail lists of prospective audience

•	Automated e-mail delivery to the e-mail addresses on the list（e.g., video ad distribution every day at 6:00 p.m. Market Launch May 2016）

•	Introduce our Coin products at episode 6 or 7

•	Selling of AWA Coins to the academy members (Predecessor purchase rate is almost 100%)

•	Distribution agents sell all White Fox products for a finder’s fee or commission or mark up.

•	After purchase of AWA coins, members can then enter into the online system to trade their coins.

Growth Strategies

We sell our products via Internet. In all likelihood, rate of getting new customers is 1% ~ 2% from our total emails or links sent or opened. We are currently making great effort to reach out to as many as potential new members from pre-selected lists. We currently have a list of 100,000 likely candidates. After obtaining new members or customers, we can sell other products for example products like our digital coins, special seminars, etc.

Upon the company reaching 10,000 members, we are planning to issue our own corporate debit card.

We believe our revenue flow will be somewhat stable from ongoing membership fees even without the various added income potentials previously described.

Distributor and Wholesale Distribution:

E-Commerce:

We sell our products via Internet. In all likelihood, rate of getting new customers is 1% ~ 2% from our total emails or links sent or opened. We are currently making great effort to reach out to as many as potential new members from pre-selected lists. We currently have a list of 100,000 likely candidates. After obtaining new members or customers, we can sell other products for example products like our digital coins, special seminars, etc.

Government Regulations

E-cigarette business

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

As of March 30, 2016, pursuant to a settlement agreement under trademark litigation with plaintiff, Breathe LLC (a Florida organization), the Company had ceased its continuing operations in the eCigarette business (the effective date of the discontinuance of operations in that industry). The Company further agreed to split 50/50 any future sales of its held inventory.  The sale of inventory shall be a joint effort by the two companies and shall last for a duration of one year from April 1, 2016. After such period, the Company will dispose of any remaining inventory.

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

Management’s Discussion and Analysis

Results of Operations for Three Months Ended March 31, 2016 and 2015

Operating Revenue from discontinued operations

For the three months ended March 31, 2016 the Company had virtually no revenue.  With the resignation of Joshua Kimmel and the Company fighting several lawsuits, including trademark dispute litigation, during the three months ended March 31, 2016 the Company was unable to attain sufficient working capital to keep continuing operations going.

As of March 30, 2016, pursuant to a settlement agreement under trademark litigation with plaintiff, Breathe LLC (a Florida organization), the Company had ceased its continuing operations in the eCigarette business (the effective date of the discontinuance of operations in that industry.) As of March 30, 2016, the Company re-entered the development stage.

Cost of Sales from discontinued operations

For the three months ended March 31, 2016 and 2015 the Company had cost of goods sold amounts $1,851 and $0, respectively, related to monthly fees from the third-party inventory holding company which still holds our remaining inventory.

The Company agreed to split 50/50 any future sales of its held inventory.  The sale of inventory shall be a joint effort by the two companies and shall last for a duration of one year from April 1, 2016. After such period, the Company will dispose of any remaining inventory.

Research and development expense - Discontinued operations. For the three months ended March 31, 2016 research and development expense was $0 and $510, respectively.  Research and development expense is comprised largely of the purchase of product samples and other research expense.

Marketing, advertising and promotion - Discontinued operations. For the three months ended March 31, 2016 and 2015 marketing, advertising and promotion expense was $6,000 and $13,775, respectively.  Marketing costs include consulting, online and print advertising and distributor marketing costs as well as obligations remaining prior to the discontinuance of operations.

Salaries and related expenses, including stock-based compensation – Discontinued operations. For the three months ended March 31, 2016 and 2015 salary and related expense was $10,911 and $16,501, respectively.   All amounts incurred were for employee related costs and taxes.  There is no stock-based compensation for the three months ended March 31, 2016.

Professional fees – Discontinued operations. For the three months ended March 31, 2016 professional fees were $0 and $831,524, respective. Professional fees include consulting, legal fees and accounting fees.

Continued operations – For the three months ended March 31, 2016 and 2015 professional fees were $130,301 and $47,404.  Professional fees included $47,000 of consulting fees paid to advisors involved with restructuring the Company.  The other amounts expensed were for legal and accounting fees.

Rent – Discontinued operations.  Rent expense for the three months ended March 31, 2015 was $3,561 and compared to $0 in the same period for the prior year.  Rent expense is incurred for the Company’s main office location in Knoxville Tennessee. The Company is no longer occupying the premises and is attempting to settle its obligation which expires May 2018.

Depreciation and amortization – Discontinued operations.  For the three months ended March 31, 2016 and 2015 depreciation and amortization expense were $0 and $3,254 respectively.  This expense is for the amortization of commercialization fees related to stock issued pursuant to March 31, 2015, non-exclusive license agreement the Company entered into with Tauriga Sciences, Inc. in the amount of $100,000 to be amortized over two years. The amount was fully amortized as of December 31, 2015 due to the investment being valued at $0.

General and administrative – Discontinued operations. For the three months ended March 31, 2016 and 2015 General and administrative expense was $1,631 and $22,572, respectively.

Continued operations -  For the three months ended March 31, 2016 and 2015 General and administrative expense was $52,350 and $28,493, respectively.

Net loss

Net loss. Total net loss for the three months ended March 31, 2016 and 2015 totaled $202,714 and $1,000,304.  Net loss from continuing operation for the three months ended March 31, 2016 and 2015 was $179,003 and $112,148, respectively.  Loss from discontinued operations for the three months ended March 31, 2016 and 2015 was $23,711 and $888,156.

Liquidity and Capital Resources

Total assets

To date, our operations have been primarily funded through debt and equity financing. During the three months ended March 31, 2016, we raised $47,500 through the issuance of notes and $169,500 through the sale of our common stock.

At March 31, 2016 we had no cash, prepaid expenses of $833, inventory value of $113,843 classified as assets from discontinued operations. Total current assets were $114,676.  Total assets were $114,676 of March 31, 2016. At December 31, 2015, we had cash totaling $10,955.

Total liabilities

Current liabilities at March 31, 2016 totaled $1,340,801 as compared to $2,271,674 at December 31, 2015. Of our current liabilities as of March 31, 2016 included $298,000 related to current notes payable, as well as accrued interest of $1,692. Notes payable for related parties for the period ended March 31, 2016 was $117,500 compared to $1,175,000 at December 31, 2015. The decrease was due to the March 28, 2016 settlement of this obligation with the collective issuance of 85,832,640 to settle a total of $1,050,000 related party notes related to the purchase of the Company’s intellectual property lawsuit.  Other current liabilities at March 31, 2016 were a liability to issue stock $307,926 and accounts payable of $337,493 compared to $444,670 at December 31, 2015. Liabilities from discontinued operations for the three months ended March 31,2016 were $278,190 compared to $232,771 at December 31, 2015.  We had no long- term liabilities at March 31, 2016 or December 31, 2015.

We do not believe that our cash on hand at March 31, 2016 will be sufficient to fund our current working capital requirements.  We will continue to seek additional equity financing. However, there is no assurance that we will be successful in our equity private placements or if we are that the terms will be beneficial to our shareholders.

Cash flow from operations. During the three months ended March 31, 2016 the Company had a negative cash flow from operations in the amount of $227,955 compared to negative cash flow from operations of $298,553 for the same period in the prior-year.

Cash flow from investing activities. During the three months ended March 31, 2016 the company received $0 from investing activities compared to the same period in the prior-year.

Cash flow from financing. During the three months ended March 31, 2016 the Company received $217,000 from financing activities compared to $420,000 for the same period in the prior year.  During the three months ended March 31, 2016 the Company received $0 in proceeds resulting from the issuance of convertible notes compared to $355,000 for the same period in the prior year, $47,500 from promissory notes from related parties and $169,500 in proceeds from common stock issued.

Going Concern Qualifications

The condensed consolidated financial statements have been prepared on a going concern basis. The going concern basis of presentation assumes that the Company will continue in operation for the foreseeable future and be able to realize its assets and discharge its liabilities and commitments in the normal course of business. The Company has generated net losses from continuing and discontinued operations totaling $202,714 and $1,000,304 for the three months ended March 31, 2016 and 2015, respectively. The Company’s continuation as a going concern is dependent upon, amongst other things, developing a new line of business as well as continued financial support from its shareholders and lenders, attaining a satisfactory revenue level, attainment of profitable operations and the generation of cash from operations and the ability to secure new financing arrangements and new capital to carry out its business plan. These matters are dependent on a number of items outside of the Company’s control and there exists material uncertainties that may cast significant doubt about the Company’s ability to continue as a going concern. On May 23, 2016 the Company filed with the Secretary of State for the State of Nevada, the amendment to its state corporate charter to change the name of the company to White Fox Ventures, Inc. (“White Fox”) to better reflect the new direction of the business and to effect a 100:1 reverse stock split. On May 27, 2016, the Company filed the necessary documents with FINRA requesting these items as well as request a new ticker symbol. The Company can give no assurance that it will achieve profitability or be capable of sustaining profitable operations in its new business of White Fox. These condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of the carrying amounts of assets or the amount and classification of liabilities that might result if the Company is unable to continue as a going concern. These factors raise substantial doubt regarding the ability of the Company to continue as a going concern. The Company recently raised $47,500 in net debt proceeds for which full settlement was attained by the issuance of common stock of the Company and $169,500 of equity proceeds during the three months ended March 31, 2016, to pay for the reorganization costs.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURESABOUT MARKET RISK.

Not applicable

ITEM 4.	CONTROLS AND PROCEDURES.

As of the end of the period covered by this quarterly report on Form 10-Q, the Company’s Chief Executive Officer and Chief Financial Officer conducted an evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934). Based upon this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are not effective.

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

As of March 30, 2016, pursuant to a settlement agreement under trademark litigation with plaintiff, Breathe LLC (a Florida organization), the Company had ceased its continuing operations in the eCigarette business (the effective date of the discontinuance of operations in that industry). In accordance with the settlement agreement, the Company will pay two cash payments ($10,000 immediately and $15,000 due by July 31, 2016.)  The Company is also required to issue 50 million restricted common shares of Company stock (which was issued April 15, 2016) in addition to the transfer of 5,000,000 common shares which it holds in Tauriga Sciences, Inc. The Company further agrees to split 50/50 any future sales of its held inventory.  The sale of inventory shall be a joint effort by the two companies and shall last for a duration of one year from April 1, 2016. After such period, the Company will dispose of any remaining inventory.

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

On March 28, 2016, the Company issued agreed shares to the Plaintiffs and their affiliated parties in the amount of  85,832,640 shares of common stock (the "Settlement Shares"). The Settlement Shares will be "restricted securities" as defined by the Securities Act of 1933, as amended.  In addition, as a result of the Settlement, the Company has retired $1,050,000 in promissory notes due the plaintiffs.

ITEM 1A.	RISK FACTORS.

Prior to the disposal of continuing operations, substantially all of our revenue was derived from two distribution relationships. Our failure to maintain those relationships would have materially and adversely impact our future operating results.

We are a development stage company winding down a discontinued operation as we attempt to start a new line of business.  We have generated minimal online revenues and distribution sales to two customers. The Company as a going concern is in doubt.

We are a development stage company and our only business line is discontinued. As an eCigarette company we did not achieve profitability.  We are subject to all of the risks inherent in a new business. We have generated limited revenues only and all other sales have been to two other distributors.  At March 31, 2016 we have a working deficit of $1,226,125 and an accumulated deficit of $9,641,119.  We require additional capital to finance our discontinued operations as well as any future business lines. We currently have no commitment for additional funding and there can be no assurance that we will be able to secure additional funding, or if available, available on terms acceptable to us.

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

White Fox does not currently have sufficient capital to fund both our continuing operations and its planned growth.  The Company will require additional capital to continue to expand its operations.  The Company may be unable to obtain additional capital when required.  Future business development activities, as well as our administrative requirements (such as salaries, insurance expenses and general overhead expenses, as well as legal compliance costs and accounting expenses) will require a substantial amount of additional capital and cash flow.

White Fox may pursue sources of additional capital through various financing transactions or arrangements, including joint venturing of projects, debt financing, equity financing or other means.  The Company may not be successful in identifying suitable financing transactions in the time period required or at all, and we may not obtain the capital we require by other means.  If White Fox does not succeed in raising additional capital, White Fox’s operations will terminate and there is a risk of loss of your entire investment.

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

For the three months ended March 31, 2016, the Company issued the following unregistered shares:

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

On March 21, 2016 the Company issued 85,832,640 shares of common stock were issued to the Comitos and their affiliates pursuant to the Comprehensive Settlement Agreement entered into on March 9, 2016 to convert $1,050,000 in notes payable and acquire the intellectual property of the Company.

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

Date:  June 8, 2016

WHITE FOX VENTURES, INC.

By:	/s/ Shinsuke Nakano, CEO Shinsuke Nakano, CEO Chief Executive Officer

By:	/s/ Seth Shaw
Seth Shaw
Chief Financial Officer