Form 10-K/A
period 2015-12-31
WHITE FOX VENTURES, INC.
filed 2016-06-09
CIK 1506503

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C.

FORM 10-K/A
AMENDMENT No. 1

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

(646) 952-8847
REGISTRANT’S TELEPHONE NUMBER

BREATHE ECIG CORP.
(FORMER NAME OR FORMER ADDRESS, IF CHANGES SINCE LAST REPORT)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.001 par value	None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act ☐ Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act from their obligations under those Sections.☐ Yes ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☐ Yes     ☒ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec. 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   ☐  Yes       ☒  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Sec. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐  Yes      ☒  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

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

DOCUMENTS INCORPORATED BY REFERENCE

EXPLANATORY NOTE

This 10-K/A is being amended to include the certifications in Exhibits 31.1, 31.2, 32.1, and 32.2 as they were inadvertently omitted from the original filing on Form 10-K. No other items are being amended in this 10-K/A from the original filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  June 9, 2016

WHITE FOX VENTURES, INC.

By:	/s/ Shinsuke Nakano, CEO Shinsuke Nakano, CEO Chief Executive Officer

By:	/s/ Seth Shaw
Seth Shaw
Chief Financial Officer