Form 10-Q
period 2016-06-30
WHITE FOX VENTURES, INC.
filed 2016-08-19
CIK 1506503

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2016
or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☑ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☐ No ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) ☐ Yes  ☑ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date 40,178,957 shares of common stock were issued and outstanding as of August 12, 2016.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS	F-1

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	1

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURESABOUT MARKET RISK.	10

ITEM 4.	CONTROLS AND PROCEDURES.	10

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	10

ITEM 1A.	RISK FACTORS.	11

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.	12

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.	12

ITEM 4.	MINE SAFETY DISCLOSURE.	12

ITEM 5.	OTHER INFORMATION.	12

ITEM 6.	EXHIBITS.	13

SIGNATURES		14

Exhibit 31.1	CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
Exhibit 32.1	CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
EX-101.INS	XBRL INSTANCE DOCUMENT
EX-101.SCH	XBRL TAXONOMY EXTENSION SCHEMA
EX-101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
EX-101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
EX-101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE
EX-101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

-i-

WHITE FOX VENTURES, INC.
(FORMERLY BREATHE ECIG CORP.)
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	JUNE 30,	DECEMBER 31,
	2016	2015

ASSETS
CURRENT ASSETS
Cash	$-	$10,955
Prepaid expenses	8,333	52,051
Investment in Kudzoo, Inc.	50,000	-
Assets from discontinued operations	113,843	114,067
Total current assets	172,176	177,073

TOTAL ASSETS	$172,176	$177,073

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$353,150	$444,670
Notes payable - current portion	172,970	319,361
Accrued interest	2,552	17,162
Liability for stock to be issued	51,021	82,710
Notes payable - related parties	75,000	1,175,000
Liabilities of discontinued operations	250,443	232,771
Total current liabilities	905,136	2,271,674

TOTAL LIABILITIES	905,136	2,271,674

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $0.001 par value, 10,000,000 shares authorized
Nil shares issued and outstanding	-	-
Common stock, $0.001 par value, 8,000,000,000 and 500,000,000 shares authorized, respectively
38,728,856 and 4,708,113 shares issued and outstanding, respectively	38,729	4,708
Additional paid in capital	8,970,568	7,339,096
Accumulated deficit	(9,742,257)	(9,438,405)
Total stockholders' equity (deficit)	(732,960)	(2,094,601)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$172,176	$177,073

WHITE FOX VENTURES, INC.
(FORMERLY BREATHE ECIG CORP.)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 2016 AND 2015
(UNAUDITED)

	SIX MONTHS ENDED		THREE MONTHS ENDED
	JUNE 30,		JUNE 30,
	2016	2015	2016	2015

REVENUE	$-	$-	$-	-

COST OF GOODS SOLD	-	-	-	-

GROSS LOSS	-	-	-	-

OPERATING EXPENSES
Professional fees	185,901	4,459,807	55,600	4,436,260
General and administrative	62,967	86,540	10,617	34,190
Total operating expenses	248,868	4,546,347	66,217	4,470,450

OTHER (INCOME) EXPENSE
Interest expense, net	21,891	177,674	860	174,813
Gain on conversion of debt	2,821	-	27,500	-
Fair value adjustment on derivative liability	-	60,193	-	26,803
Total other (income) expense	24,712	237,867	28,360	201,616

Net loss before provision for income taxes	(273,580)	(4,784,214)	(94,577)	(4,672,066)

Provision for income taxes	-	-		-

Net loss from continuing operations	$(273,580)	$(4,784,214)	$(94,577)	$(4,672,066)

Loss from discontinued operations	$(30,272)	$(1,891,566)	$(6,561)	$(1,003,410)

Net Loss	$(303,852)	$(6,675,780)	$(101,138)	$(5,675,476)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	12,930,465	2,752,157	25,024,651	3,156,071

NET LOSS PER SHARE	$(0.02)	(1.74)	$(0.00)	(1.48)

WHITE FOX VENTURES, INC.
(FORMERLY BREATHE ECIG CORP.)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
FOR THE SIX MONTHS ENDED JUNE 30, 2016 AND 2015
(UNAUDITED)

	SIX MONTHS ENDED
	JUNE 30
	2016	2015
		(RESTATED)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(303,852)	$(6,675,780)

Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Depreciation and amortization	-	12,449
Amortization of deferred financing fees	-	6,358
Non-cash interest charges	2,062
Amortization of original issue discount	19,829	6,958
Legal fees incurred deducted from proceeds of notes payable	-	24,250
Gain on extinguishment of debt	2,821
Fair value adjustment in derivative liabilities	-	60,193
Common stock/stock options issued or to be issued for services rendered	-	5,891,495

Change in assets and liabilities
(Increase) decrease in prepaid expenses and deposits	43,718	(865,528)
Decrease in inventory	224	(120,072)
Decrease in accounts payable and accrued expenses	(155,841)	262,226
Net cash (used in) operating activities	(391,039)	(1,397,451)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of fixed assets	-	-
Purchase of Investment in Kudzoo, Inc.	(50,000)	-
Acquisition of mining rights	-	-
Net cash (used in) investing activities	(50,000)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds received from convertible notes	-	770,250
Repayments of notes payable	-	(32,500)
Proceeds from promisory notes - related party	47,500	-
Cash paid to purchase price adjustments and derivate rights on stock		-
Proceeds received for common stock and liability for stock to be issued	382,584	708,770
Net cash provided by financing activities	430,084	1,446,520

NET (DECREASE) IN CASH	(10,955)	49,069

CASH - BEGINNING OF YEAR	10,955	13,346

CASH - END OF YEAR	$-	$62,415

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$-	$20,308
Income taxes	-	-

SUPPLEMENTAL NON-CASH ACTIVITY:
Reverse Merger of Breathe LLC - discontinued operations
Accumulated deficit	$-	$7,733,077
Prepaid expenses	-	191,584
Fixed assets	-	138,049
Mining rights	-	1,035,818
Accounts payable		(111,275)
Asset retirement obligation	-
Note payable	-
Accumulated comprehensive income
Due to Company	-
Adjustment to APIC	$-	$9,089,658

Shares received in TAUG for commercialization of product at fair value	$-	$100,000
Common shares issued for investment in Tauriga	$-	$100,000
Original issue discount netted from convertible notes	$-	$58,000
Inventory purchased through issuance of common stock	$-	$22,500
Common shares issued for conversion of debt	$146,220	$406,385
Common shares issued and to be issued for conversion of related party notes payable	$1,105,000	$22,500
Total Non-Cash Activities	1,251,220	18,786,296

WHITE FOX VENTURES, INC.
(FORMERLY BREATHE ECIG CORP.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2016

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

On October 30, 2013 and November 27, 2013, the Company entered into binding agreements for the asset acquisitions of an undivided one hundred percent (100%) interest in certain mineral claims and mining assets located in the Province of Quebec’s Montauban and Chavigny townships near Grondines West, in the county of Portneuf, specifically Mining Lease BM 748 and Mining Concession Miniere CM 410. The purchase price was CDN$75,000 together with the issuance of 10,500 common shares of the Company. The common shares for the acquisition were valued at their fair market value on the day they were issued which totaled $496,860. In connection with the asset purchase, the Company also issued 400 shares of common stock to a former supplier of the vendor for mining related information of the assets purchased valued at $20,000 along with cash consideration of CDN$20,000. The Company had been awaiting confirmation of the contemplated transaction from a bankruptcy court in Montreal, Quebec overviewing the financial restructuring of the vendor. The bankruptcy court approved the transaction on April 17, 2014.

On January 10, 2014, the Company entered into an asset purchase agreement for an undivided one hundred percent (100%) interest in certain mineral claims located in the Province of Quebec’s Montauban and Chavigny townships near Grondines West, in the county of Portneuf, including claims, rights, concessions and leases. The purchase price was CDN$70,000, 10,000 common shares of the Company and a one percent (1%) net smelter return (“NSR”). The Company paid CDN$10,000 upon the signing of the asset purchase agreement with the cash balance due, along with the common shares, upon the closing of the asset purchase agreement and transfer of the mineral claims in the name of the Company. The transfer of the mineral claims was completed in February 2014 whereby the remaining cash balance due and the common shares were released to the vendor.

WHITE FOX VENTURES, INC.
(FORMERLY BREATHE ECIG CORP.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2016

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

On January 16, 2015, Breathe eCigs Corp., a Tennessee corporation (“Breathe”), entered into a Share Exchange Agreement (the “Exchange Agreement”) with the Company, whereby the Company acquired all of the issued and outstanding membership interests Breathe LLC in consideration for the issuance of 1,500,000 shares of the Company’s common stock to the members of Breathe LLC.

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2016

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

As of March 30, 2016, pursuant to a settlement agreement under trademark litigation with plaintiff, Breathe LLC (a Florida organization), the Company had ceased its continuing operations in the eCigarette business (the effective date of the discontinuance of operations in that industry). In accordance with the settlement agreement, the Company is required to pay two cash payments ($10,000 was paid on March 31, 2016 and $15,000 was originally due by July 31, 2016 and was paid on August 10, 2016.) Under this agreement, the Company also is required to issue 50 million restricted common shares of Company stock (which was issued April 15, 2016) in addition to the transfer of 5,000,000 common shares which it holds in Tauriga Sciences, Inc. The Company further agrees to split 50/50 any future sales of its held inventory. The sale of inventory shall be a joint effort by the two companies and shall last for a duration of one year from April 1, 2016. After such period, the Company will dispose of any remaining inventory. As of March 30, 2016, the Company re-entered the development stage.

On April 5, 2016, the Company announced its intention to give White Fox Ventures Inc. a majority controlling interest in the Company pursuant to an Acquisition Agreement by which White Fox Ventures Inc. was to be acquired for an undetermined number of shares equating 85% of the total authorized capital of the Company. The deal was to be effective April 15, 2016. On May 5, 2016, the Company announced that the deal will be rescinded based on the due diligence on this acquisition. It was determined that the agreement and acquisition were not in the best interests of the Company at this time. The principal of White Fox Ventures Inc., Shinsuke Nakano (“Nakano”), and investors had invested $196,557 into the Company in the form of payment of various settlements and invoices outstanding. The investment was treated as private placement at $0.0001, whereby the Company, on May 10, 2016, issued to Nakano and investors 19,655,700 shares of common stock. In addition, for their investments Nakano was named as the Chief Executive Officer of the Company and the Chairman of the Board and Mr. Abe was appointed to the positions of Chief Operating Officer ("COO") and Director ("Board Member".) An additional $65,000 was invested in May 2016 and an additional 6,500,000 shares are owed for this investment.

On May 23, 2016 the Company filed with the Secretary of State for the State of Nevada, the amendment to its state corporate charter to change the name of the company to White Fox Ventures, Inc. (“White Fox”) to better reflect the new direction of the business and to affect a 100:1 reverse stock split. On May 27, 2016, the Company filed the necessary documents with FINRA requesting these items as well as request a new ticker symbol.

On June 17, 2016, the Company formed a subsidiary with 99% majority ownership stake.  The subsidiary, White Fox Japan LLC, will be presented with a non-controlling interest of 1% for the share owned by related party, Company Chief Operating Officer and Director, Takehiro Abe.  The subsidiary will conduct all transactional operational activity of the Company.  The subsidiary will plan, manage and promote seminars and classes in Japan. The subsidiary has a fiscal year ended April 30, 2017.  As of June 30, 2016 there was no activity in the subsidiary.

On June 22, 2016, FINRA announced its final approval for the Company’s change of name to White Fox Ventures, Inc., as well as a 1:100 Reverse Stock Split and the Company’s new Ticker symbol, AWAW, which began trading on July 20, 2016.  All share figures are shown in this report are on a post reverse split basis.

The Company, through its subsidiary, White Fox Japan LLC will conduct all transactional operational activity of the Company.  The subsidiary will plan, manage and promote seminars and classes in Japan.

WHITE FOX VENTURES, INC.
(FORMERLY BREATHE ECIG CORP.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2016

NOTE 1-	ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

Going Concern

The condensed consolidated financial statements have been prepared on a going concern basis. The going concern basis of presentation assumes that the Company will continue in operation for the foreseeable future and be able to realize its assets and discharge its liabilities and commitments in the normal course of business. The Company has generated net losses from operations totaling $303,852 and $6,675,780 for the six months ended June 30, 2016 and 2015, respectively.

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

On March 30, 2016, the Company discontinued the operations of its eCigarette business as a result of the settlement agreement they entered into with Breathe LLC. The agreement was the result of the difficulties of past management to operate that business effectively and profitably. With the departure of the past CEO, Joshua Kimmel, the Company was able to convert over $1,050,000 in debt in exchange for the intellectual property the Company owned in this industry, and agreed to exit this industry and sell off all remaining inventory during the next fiscal year.

On May 23, 2016 the Company filed with the Secretary of State for the State of Nevada, the amendment to its state corporate charter to change the name of the Company to White Fox Ventures, Inc. (“White Fox”) to better reflect the new direction of the business and to affect a 100:1 reverse stock split. On May 27, 2016 the Company filed the necessary documents with FINRA requesting these items as well as request a new ticker symbol.

On June 22, 2016, FINRA announced its final approval for the Company’s change of name to White Fox Ventures, Inc., as well as a 1:100 Reverse Stock Split and the Company’s new Ticker symbol, AWAW, which began trading on July 20, 2016.  All share figures are shown in this report are on a post reverse split basis.

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

The Company raised $382,584 for the six months ended June 30, 2016, through the sale of common stock and was able to raise capital in the form of a note from a related party in the amount of $47,500.  The Company also converted $146,220 of promissory notes into shares of common stock.

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2016

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

On June 17, 2016, the Company formed a subsidiary with 99% majority ownership stake.  The subsidiary, White Fox Japan LLC, will be presented with a non-controlling interest of 1% for the share owned by related party, Company Chief Operating Officer and Director, Takehiro Abe.  The subsidiary will conduct all transactional operational activity of the Company.  The subsidiary will plan, manage and promote seminars and classes in Japan. The subsidiary has a fiscal year ended April 30, 2017.  As of June 30, 2016 there was no activity in the subsidiary.

Business Combination

On January 16, 2015, Breathe entered the Exchange Agreement with the Company, whereby the Company acquired all of the issued and outstanding shares of common stock of Breathe in consideration for the issuance of 1,500,000 shares of common stock. This business combination was accounted for as a reverse merger whereby Breathe is the accounting acquirer as the former Breathe shareholders then controlled greater than 50% of the voting control of the Company.

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2016

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments and other short-term investments with maturity of three months or less, when purchased, to be cash equivalents.

At June 30, 2016 the Company did not maintain cash or cash equivalent balances at any major United States bank.

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2016

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

Inventory

Finished Goods Inventory - Finished goods inventory is stated at the lower of cost or market determined by the first-in, first-out method, and include salable eCigarette product items and supplies that are sale ready to ship to consumers, wholesalers or distributers. Shipping and handling costs (consisting of all costs to warehouse, pick, pack and deliver inventory to customers) will be included in cost of goods sold. Samples are included in marketing expenses which are a component of general and administrative costs. The Company in March 2015 entered into Distribution Agreements with various distributors for the distribution of the Company’s products. The Company placed an initial order for merchandise in the amount of $437,750 on March 27, 2015. The Company has outsourced the assembly and production of its products held for resale and will not hold any of the product in its possession. The Company’s inventory is received, housed and distributed by a third party fulfillment provider. As of June 30, 2016, the inventory held by the third party fulfillment provider had a value of $227,685.

As of March 30, 2016, pursuant to a settlement agreement under trademark litigation, the Company had ceased its continuing operations in the eCigarette business (the effective date of the discontinuance of operations in that industry). In accordance with the settlement agreement, the Company is required to pay two cash payments ($10,000 was paid on March 31, 2016 and $15,000 originally due by July 31, 2016 and was paid on August 10, 2016.)  Under this agreement, the Company is required to issue 500,000 restricted common shares of Company stock (which was issued April 15, 2016) in addition to the transfer of 5,000,000 common shares which it holds in Tauriga Sciences, Inc. The Company further agrees to split 50/50 any future sales of its held inventory. The sale of inventory shall be a joint effort by the two companies and shall last for a duration of one year from April 1, 2016. After such period, the Company will dispose of any remaining inventory.

As of August 15, 2016, the Company has not transferred the 5,000,000 common shares which it holds in Tauriga Sciences, Inc.

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2016

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

The fair value of conversion options at a fixed number of shares are recorded using the intrinsic value method. Conversion options at variable rates and any options and warrants with ratchet provisions are deemed to contain a “down-round protection”. Accordingly, they do not meet the scope exception for treatment as a derivative under ASC 815 since “down-round protection” is not an input into the calculation of the fair value of the equity instruments and cannot be considered “indexed to the Company’s own stock”, which is a for the scope exception as outlined under ASC 815.

WHITE FOX VENTURES, INC.
(FORMERLY BREATHE ECIG CORP.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2016

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

For the binomial lattice options pricing model, the Company used the following assumptions and weighted average fair value ranges as at the transaction date, April 28, 2014, and for the period ended June 30, 2016:

Convertible Notes:	April 28, 2014	June 30, 2016
Risk free interest rate	0.0577%	N/A
Dividend yield	N/A	N/A
Volatility	86.31%	N/A

Warrants:	April 28, 2014	June 30, 2016
Risk free interest rate	0.144%	N/A
Dividend yield	N/A	N/A
Volatility	97.33%	N/A

The Company had repaid the debt associated with the derivative liability in December 2014, however carried the warrants through the conversion of those warrants in September 2015. As a result of the conversion of the warrants, the entire derivative liability was extinguished as of September 30, 2015. The Company has no other instruments that contain embedded derivatives.

Prior to the effective date of the DEF 14A (March 15, 2016) which included the amendment to the Certificate of Incorporation increasing the authorized common shares of the Company from 500,000,000 to 8,000,000,000 shares, the Company did not have sufficient authorized shares to effectuate any conversion of convertible notes outstanding with either of the two noteholders. The Company remained in constant negotiations with the noteholders resulting in amended agreements dated March 25, 2016 and March 29, 2016, respectively, and the noteholders did not exercise their right to issue the Company a notice of default. At no time, did the Company consider that the notes outstanding could not be fully settled, with the DEF 14A progressing towards effectiveness. As the 14A was effective, prior to the issuance of this report, the Company in effect, cured any default under the note agreements, and as a result, no derivative liability was recorded by the Company. The amended note agreements reflect the current number of common shares needed to settle the remaining convertible note agreements and there are sufficient shares available to settle these agreements.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation. The reclassifications had no effect on the net loss or cash flows of the Company.

Restated Financial Statements

Prior year amounts are presented in accordance with Amendment No. 1 on Form 10 Q/A for the quarters ended March 31, 2015 and June 30, 2015 as filed with the Securities and Exchange Commission on November 10, 2015. The required adjustments were made to correct the error to properly account for its accounting for the acquisition of Breathe eCigs Corp. (formerly Breathe LLC) on January 16, 2015 as a reverse merger for accounting purposes.

WHITE FOX VENTURES, INC.
(FORMERLY BREATHE ECIG CORP.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2016

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2016

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

Breathe eCigs Corp. Acquisition and Spin-off of DNA Canada, Inc.

On January 16, 2015, Breathe eCigs Corp., a Tennessee corporation (“Breathe”), entered into a Share Exchange Agreement (the “Exchange Agreement”) with the Company, whereby the Company acquired all of the issued and outstanding shares of common stock of Breathe in consideration for the issuance of 1,500,000 shares of common stock.

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

On March 5, 2015, the Company and Breathe entered into an Agreement and Plan of Merger pursuant to which the Company merged with its wholly owned subsidiary, Breathe. Upon the consummation of the Merger on March 11, 2015, the separate existence of Breathe ceased, and the shareholders of the Company became shareholders of the surviving company, named Breathe eCig Corp. As permitted under Nevada law, the sole purpose of the Merger was to affect a change to the Company’s name from DNA Precious Metals, Inc. to Breathe eCig Corp. This change to the Amended Articles of Incorporation and name change took effect on March 11, 2015.

WHITE FOX VENTURES, INC.
(FORMERLY BREATHE ECIG CORP.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2016

NOTE 4-	DISCONTINUED OPERATIONS

Trademark Settlement/Disposal of eCigarette Operations

As of March 30, 2016, pursuant to a settlement agreement under trademark litigation with plaintiff, Breathe LLC (a Florida organization), the Company had ceased its continuing operations in the eCigarette business (the effective date of the discontinuance of operations in that industry). In accordance with the settlement agreement, the Company is required to pay two cash payments ($10,000 paid March 31, 2016 and $15,000 originally due by July 31, 2016 and was paid on August 10, 2016.) Under the agreement, the Company also is required to issue 500,000 restricted common shares of Company stock (which was issued April 15, 2016 at a value of $50,000) in addition to the transfer of 5,000,000 common shares which it holds in Tauriga Sciences, Inc. (at a value of $0 as this had been written off). The Company further agrees to split 50/50 any future sales of its held inventory.  The sale of inventory shall be a joint effort by the two companies and shall last for a duration of one year from April 1, 2016. After such period, the Company will dispose of any remaining inventory.

As of August 15, 2016, the Company has not transferred the 5,000,000 common shares which it holds in Tauriga Sciences, Inc.

As a result of the disposal of the business and the discontinuance of the eCigarette operations, the following chart reflects the results of the condensed consolidated financial statements as loss from discontinued operations as of June 30, 2016:

WHITE FOX VENTURES, INC.
(FORMERLY BREATHE ECIG CORP.)
CONSOLIDATED STATEMENTS OF DISCOUNTED OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2016 AND 2015
(UNAUDITED)

	SIX MONTHS ENDED		THREE MONTHS ENDED
	JUNE 30,		JUNE 30,
	2016	2015	2016	2015
REVENUE	$19	$6,000	$-	$6,000

COST OF GOODS SOLD	1,851	7,057	-	7,057

GROSS LOSS	(1,832)	(1,057)	-	(1,057)

OPERATING EXPENSES
Research and development	-	2,178	-	1,648
Marketing, advertising and promotion	9,000	438,233	3,000	424,458
Rent	7,122	1,187	3,561	1,187
Salaries and related expenses, including stock-based compensation	10,911	114,150	-	97,649
Professional fees	-	1,155,236	-	323,712
Depreciation and amortization	-	12,449	-	9,195
General and administrative	1,631	167,076	-	144,504
Total operating expenses	28,664	1,890,509	6,561	1,002,353

OTHER (INCOME) EXPENSE
Loss from Inventory valuation LCM	(224)	-	-	-
Total other (income) expense	(224)	-	-	-

Net loss before provision for income taxes	(30,272)	(1,891,566)	(6,561)	(1,003,410)

Provision for income taxes	-	-		-

Net loss	$(30,272)	$(1,891,566)	$(6,561)	$(1,003,410)

WHITE FOX VENTURES, INC.
(FORMERLY BREATHE ECIG CORP.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2016

NOTE 4-	DISCONTINUED OPERATIONS (CONTINUED)

Trademark Settlement/Disposal of eCigarette Operations (Continued)

WHITE FOX VENTURES, INC.
(FORMERLY BREATHE ECIG CORP.)
BALANCE SHEET FROM DISCONTINUED OPERATIONS
	June 30, 2016	December 31, 2015
Assets of discontinued operations	$113,843	114,067

Liabilities of discontinued operations	$250,443	232,771

NOTE 5-	CONVERTIBLE NOTES AND DERIVATIVE LIABILITIES

The following summary of convertible notes payable and the related derivative liabilities associated with the convertible notes payable.  As a result of the reverse merger, Breathe assumed responsibility of these DNA Precious Metals, Inc. notes, and any related derivative liability that exists under these notes related to the warrant agreements. Therefore, a full discussion has been provided for clarification.

WHITE FOX VENTURES, INC.
(FORMERLY BREATHE ECIG CORP.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2016

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

The conversion price was the lesser of $1.60 or 60% of the lowest trade price in the 25 trading days prior to the conversion. Unless otherwise agreed in writing by both parties, at no time was the Investor convert any amount of the Convertible Note into common stock that would result in the Investor owning more than 4.99% of the common stock outstanding of the Company. At the time that this Convertible Note is outstanding, the Company agreed to reserve at least 100,000 shares of common stock for conversion. On October 30, 2014, the Company and the Investor entered into an amendment (“Amendment #1”), whereby the Company paid a partial note repayment in the amount of $33,333 on November 5, 2014 which equaled 50% of the note balance which includes $3,333 in interest, with the remaining balance due by January 6, 2015, which was repaid on December 29, 2014.

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2016

NOTE 5-	CONVERTIBLE NOTES AND DERIVATIVE LIABILITIES (CONTINUED)

The Notes were convertible into shares of our common stock in six tranches, consisting of (i) an initial tranche in an amount equal to $277,500 and any interest, costs, fees or charges accrued thereon or added thereto under the terms of this Note and the other Transaction Documents (as defined in the Securities Purchase Agreement), and (ii) five (5) additional tranches, each in the amount of $55,000, plus any interest, costs, fees or charges accrued thereon or added thereto under the terms of this Note and the other Transaction Documents. Except in the case of a Company default, the Notes are convertible by the investor at a price of $40.00 per share. Concurrently with the Securities Purchase Agreement, the Company also issued to the investor warrants (the "Warrants") to purchase 6,906 shares of the Company’s common stock at an exercise price of $75.00 per share subject to adjustment as more fully set forth in the warrant agreement.  The Warrants also contained a cashless exercise provision. The Warrants were for a term of two (2) years. In accordance with the warrant agreement as described in Note 5, the warrant price was reset to equal the conversion price associated with these new debt agreements from the stated strike price of $75.00.

On May 18, 2015, Typenex Co-Investment, LLC (“Typenex”) filed a binding arbitration notice against the Company in the State of Utah, Case No. 150903317 (the “Utah Lawsuit”) regarding a certain Warrant to Purchase Shares of Common Stock (the “Warrant”) issued by the Company to Typenex on April 28, 2014 (the “Arbitration”) in connection with a Convertible Promissory Note of the same date (the “Note”). On April 29, 2015, Typenex sent a Notice of Exercise to the Company for the issuance of 75,415 shares of the Company’s common stock (the “Initial Shares”) based on a cashless exercise provision contained in the Warrant along with an opinion letter indicating the shares should be issued without restrictive legend pursuant to Rule 144 under the Securities Act of 1933, as amended. The Company immediately filed for an emergency injunction in the State of New Jersey, the location of the Company’s transfer agent. The injunction was granted The Company has filed a response and counterclaim to the Arbitration notice alleging, among other things, that Typenex did not fulfill its obligations under the original Note and failed to disclose material matters regarding Typenex and its principal to the Company and requested damages and attorneys’ fees be paid by Typenex to the Company.

On September 8, 2015, the Company’s transfer agent was required to release the Initial Share to Typenex as a result of the Company failing to maintain the bond requirement agreed to by the Company and Typenex as part of the injunction.  The number of Initial Shares is based on a price reset to equal the conversion price associated with the Note. The price reset which resulted in the partial conversion to 75,415 common shares based on the difference between the current market value (market price of $25.00 multiplied by exercise shares of 6,906) and the exercise price ($3.75) multiplied by number of exercise shares (6,906.) This number is then divided by the adjusted price of the common stock ($1.946.)

On October 13, 2015, Typenex and the Company participated in a mediation in an attempt to resolve the Utah Lawsuit without either party having to incur additional legal and court fees.  As a result of the mediation and in order to resolve the Utah Lawsuit and the Arbitration and all other disputes between,  on November 17, 2015 (the “Typenex Effective Date”), the Company and Typenex entered into a Settlement Agreement, Waiver and Release of Claims (the “Settlement Agreement”) and related Exchange Agreement (the “Exchange Agreement”), Pursuant to the terms of the Settlement Agreement and Exchange Agreement, the Company agreed to issue to Typenex 80,000 shares of the Company’s common shares of stock in exchanges for any rights Typenex may or may not have had under the Warrant. The Company will deliver the shares to Typenex in two installments: (i) 40,000 Shares with five trading days of the Effective Date (the “First Installment Shares”) and (ii) 40,000 Shares on or before January 1, 2016 (the “Second Installment Shares”).  The First Installment Shares and the Second Installment Shares are collectively referred to herein as the Typenex Shares.

WHITE FOX VENTURES, INC.
(FORMERLY BREATHE ECIG CORP.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2016

NOTE 5-	CONVERTIBLE NOTES AND DERIVATIVE LIABILITIES (CONTINUED)

Additionally, pursuant to the Settlement Agreement, beginning on January 1, 2016, Typenex shall have the right to put the Typenex Shares back to the Company (the “Put Right”) at the following prices: (a) for Typenex Shares put to the Company from January 1, 2016 to April 30, 2016 the price will be $1.00 per share; (b) for Typenex Shares put to the Company from May 1, 2016 to August 31, 2016 the price will be at $2.00 per share; and (c) any Typenex Shares put to Company between September 1, 2016 and December 31, 2016 the price will be at $3.00 per share. Typenex shall have the right to put up to 6,667 Typenex Shares per month to Company (the “Monthly Put Amount”) per month.  If the number of Typenex Shares put to Company in a given month is less than the Monthly Put Amount such difference, the “Rollover Shares”, Typenex shall have the right to put such Typenex Shares to Company at any time in the same or immediately succeeding period.  In addition to the Monthly Put Amount, Typenex shall also have the right to put up to 6,667 Rollover Shares per month to Company.  At such time that Typenex’s Net Sales (gross proceeds of sales of the Typenex Shares sold in a minus any trading commissions or costs associated with clearing and selling such Typenex Shares minus the purchase price paid for any shares of Common Stock purchased on the open market) of Typenex Shares is equal to or greater than $200,000, Typenex’s Put Right shall automatically terminate and Typenex shall have no further rights to put Typenex Shares or Rollover Shares.

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2016

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

On August 10, 2015, The Company entered into a share exchange agreement with the assignee noteholder to settle this note in full in exchange for 36,250 shares of the common stock. The stock was issued on June 2, 2015 at a value of $293,625 ($8.10 per share) and at the time was recorded to stock for services rendered, debt financing note incentive.  The Company reclassified this amount from professional fees to Notes Payable, current portion in the amount of $110,000, interest paid (classified as a reduction to accrued interest) in the amount of $2,857, Interest expense, net of $6,016 and the loss from conversion of debt to equity in the amount of $174,752.

WHITE FOX VENTURES, INC.
(FORMERLY BREATHE ECIG CORP.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2016

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

In September 2015, this noteholder converted $14,500 in principal and $620 in interest in exchange for 28,865 shares of common stock.  The Company paid this note in full October 2, 2015.  The Company realized a loss on extinguishment of debt in the amount of $16,221.  The total payment to this noteholder was $34,000.

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

In September 2015, this note holder converted $15,000 in principal and $640 in interest in exchange for 406 shares of common stock.  On October 14, 2015, the noteholder converted $10,501 in principal and $499 of accrued interest.  The Company paid this note in full for cash, with remaining accrued interest of $1,277 on October 14, 2015.  The Company realized a loss on extinguishment of debt in the amount of $36,724.  The total payment to this noteholder was $65,000.

WHITE FOX VENTURES, INC.
(FORMERLY BREATHE ECIG CORP.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2016

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

On September 25, 2015, the Company paid this note face value in full with accrued interest in the amount of $2,246.  The Company recognized a loss on debt extinguishment in the amount of $36,254. This note was satisfied with $75,000 in cash and 150 common shares of stock, issued in three equal blocks of free trading stock.  These conversion shares are scheduled to be issued November 1, 2015; December 1, 2015 and January 1, 2016 and shall not have a value of less than $5,000 each.  As of June 30, 2016, the Company has recorded a liability to issue stock in the amount of $15,000.

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2016

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2016

NOTE 5-	CONVERTIBLE NOTES AND DERIVATIVE LIABILITIES (CONTINUED)

Convertible Note 2 dated May 22, 2015

On May 22, 2015, the Company entered into a 12% convertible redeemable note payable with an investor in the amount of $82,500. The gross amount of the note is $82,500, with net proceeds received of $75,000. The $7,500 represents an Original Issue Discount. This note was to mature on May 22, 2016. The note will also bear interest at 12%, compounded annually. The maturity date of this note is one year from execution. The note may be converted, in whole or in part, into shares of the Company’s common stock. The conversion price will be the lower of 60%, equivalent to a 40% discount, of the lowest trading price of the Company’s common stock as of the date of conversion notice or $10.00 per share. For defaults, the note is immediately due and payable and subject to a penalty interest rate of 18%.

As consideration for the holder’s commitment to purchase this debenture, borrower issued to holder 40 shares of the Company’s common stock. These commitment fee shares have been earned in full upon holder’s purchase of this debenture; none of the commitment fee shares will be returned in the event of prepayment of the note.

On October 14, 2015, the Company paid this note face value in full for cash with accrued interest in the amount of $3,960.  The Company recognized a loss on debt extinguishment in the amount of $30,224. The total payment to this noteholder was $116,684.

Convertible Note dated June 8, 2015

On June 8, 2015, the Company entered into a 12% convertible redeemable note payable with an investor in the amount of $100,000. The gross amount of the note is $100,000, with net proceeds received of $96,500. The $3,500 represents legal fees. This note matures on June 8, 2016. The note will also bear interest at 12%, compounded annually. The maturity date of this note is one year from execution. The note may be converted, in whole or in part, into shares of the Company’s common stock. The conversion price will be the lower of closing price of the common stock on the principle market on the training day immediately preceding the closing date or 35%, equivalent to a 65% discount, of the lowest trading price of the Company’s common stock during the 20 trading days prior to conversion and the closing sale price of the common stock on the principal market on the trading day immediately preceding the closing date. Under terms of the convertible note agreement, if the closing sale price at any time falls below $5.00, then such 35% figure specified above shall be reduced to 20%, equivalent to an 80% discount.  The stock closing price went below $5.00 per share in the three months ended September 30, 2015.  For defaults, the note is immediately due and payable and subject to a penalty interest rate of 24%.

The note may be prepaid according to the following schedule: Between 1 and 90 days from the date of execution, the note may be prepaid for 120% of face value plus accrued interest. Between 91 and 180 days from the date of execution, the note may be prepaid for 140% of face value plus accrued interest. After 180 days from the date of execution, the note may not be prepaid.

As prescribed in the convertible note agreement, the Company was required to maintain a sufficient number of shares, free from preemptive rights, to provide for the issuance of common stock upon conversion. The Company was required at all times to authorize a reserve of five times the number of shares that are actually issuable upon full conversion of this note. The Company initially instructed the transfer agent to reserve 165,000 shares of common stock for the noteholder for issuance upon conversion.  The noteholder waived the requirement of the reserve shares above and beyond what was needed to convert through the maturity date, notwithstanding the initial reserve amount.  At September 30, 2015 the number of share that were necessary and issuable upon full conversion of then outstanding principal and accrued unpaid interest was 740,943.  The shares needed to convert was based on 20% of the lowest trading price of the Company’s common stock as reported on the OTCQB for the twenty prior trading days including the day upon which a notice of conversion is delivered ($0.70.)  Under terms of the convertible note contract, if the closing sale price at any time falls below $5.00, then such 35% figure specified above shall be reduced to 20%, equivalent to an 80% discount.  The stock closing price was below $5.00 per share at June 30, 2016.

WHITE FOX VENTURES, INC.
(FORMERLY BREATHE ECIG CORP.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2016

NOTE 5-	CONVERTIBLE NOTES AND DERIVATIVE LIABILITIES (CONTINUED)

Convertible Note dated June 8, 2015 (Continued)

On January 4, 2016 the Company issued 166,700 shares of common stock to holder of a convertible note dated June 8, 2015.  The noteholder converted $10,002 of principal only for the shares.  The applicable conversion price was $0.06.  Upon this conversion, the note had a remaining balance including default interest fees of $40,000.

On March 29, 2016, the Company entered into an agreement with this noteholder to amend this convertible note to cure the default clause of the original agreement (no notice of default was provided).  The event of default was due to the Company’s inability to reserve sufficient shares required by the convertible note agreement based on the total authorized and unissued shares, which was subsequently cured with the increase of the authorized shares to 8,000,000,000 on March 15, 2016.  The holder agreed to reset the total balance due to the “Adjust Current Balance” of $40,000.  Also, under the agreement the price of future conversions will be set at $0.10.  The Company was further required to reserve common shares of not less than 400,000. From the date of this agreement, the note shall not be subject to interest.

As of June 30, 2016, the Company has $40,000 outstanding on this note inclusive of accrued default interest fees.

On April 11, 2016 the Company issued 200,000 shares of common stock (of the 400,000) to the noteholder.  The noteholder converted $2,030 of principal only for the shares.  The applicable conversion price was $0.01015. Upon this conversion, the note had a balance of $37,970. Upon the issuance of the remaining 200,000 shares, any applicable loss on conversion will be recorded at that time.

Convertible Note dated June 10, 2015

On June 10, 2015, the Company entered into a 12% convertible redeemable note payable with an investor in the amount of $82,500. The gross amount of the note is $82,500, with net proceeds received of $75,000. The $7,500 represents an Original Issue Discount. This note matures on June 10, 2016. The note will also bear interest at 12%, compounded annually. The maturity date of this note is one year from execution. The note may be converted, in whole or in part, into shares of the Company’s common stock. The conversion price will be the lower of 60%, equivalent to a 40% discount, of the lowest trading price of the Company’s common stock as of the date of conversion notice or $6.00 per share. For defaults, the note is immediately due and payable and subject to a penalty interest rate of 18%.

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

Under terms of this agreement, the Company was required to set up an initial reserve of 150,000 common shares of stock for the potential conversion of convertible note principal and interest. This amount was duly reserved with transfer agent. The note holder is permitted under contract to request increases to this reserve of up to five times the number of shares required for the note to be fully converted. No such requests were made of the Company by the noteholder.

As consideration for the holder’s commitment to purchase this debenture, borrower issued to holder 6,000 shares of the Company’s common stock. These commitment fee shares have been earned in full upon holder’s purchase of this debenture; none of the commitment fee shares will be returned in the event of prepayment of the note.

WHITE FOX VENTURES, INC.
(FORMERLY BREATHE ECIG CORP.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2016

NOTE 5-	CONVERTIBLE NOTES AND DERIVATIVE LIABILITIES(CONTINUED)

Convertible Note dated June 10, 2015 (Continued)

In December 2015, the noteholder in three (3) separate conversions, converted $47,250 into 600,000 shares of common stock. Two of these note conversions were performed at a price below par value. The result was that $22,500 represented a discount to the common stock (which is reflected net in APIC). After these conversions, the balance outstanding on this note at June 30, 2016 is $123,000 including default total penalties of $138,938 before conversions and payments.

In March 2016, the noteholder in three (3) separate conversions converted $11,188 of principal and accrued fees into 765,000 shares of stock leaving a balance due under this note including interest and fees of $143,000.

On March 25, 2016, the Company entered into an agreement with the noteholder to amend the clauses in the original note agreement.  As a result, the Company was required to pay $20,000 in cash to the noteholder on or before March 31, 2016, which it did, and the noteholder agreed to reset the total balance due to the “Adjust Current Balance” of $123,000 representing 1,230,000 shares to be issued at $0.10. The Company issued these shares on June 14, 2016.

Convertible Note dated December 23, 2015

On December 23, 2015, the Company entered into a 12% convertible redeemable note payable with an investor in the amount of $72,263. This note matures on December 23, 2016. The note will also bear interest at 12%, compounded annually. The maturity date of this note is one year from execution. Any amount of principal or interest on this note which is not paid when due shall bear an interest rate of 24% per year (“default interest”.) The note may be converted, in whole or in part, into shares of the Company’s common stock. The conversion price will be the lower of 55%, equivalent to a 45% discount, of the lowest trading price of the Company’s common stock during the 20 consecutive training days immediately preceding the conversion date and the closing sale price of the common stock on the principal market on the trading day immediately preceding the closing date. If the Company share price at any time loses the bid (ex: 0.0001 on the “ask” and zero market makers on the bid on level 2), then the conversion price may, in the holder’s sole and absolute discretion, be reduced to a fixed conversion price of 0.001 (If lower than the conversion price otherwise.)

Under terms of this agreement, the Company was required to set up an initial reserve of 50,000 common shares of stock for the potential conversion of convertible note principal and interest with an additional reserve of 2,450,000 shares of common stock in the name of the holder for issuance upon conversion as soon as a sufficient number of on issued shares become authorized, no later than January 25, 2016. This amount was duly reserved with transfer agent. The Company is required to have authorized and reserved five times the number of shares that are actually issuing a ball upon full conversion of this note.

On March 29, 2016, the Company entered into an agreement with the noteholder to amend this convertible note.  As a result, the Company was required to pay $6,271 in cash to the noteholder on or before March 31, 2016, which it did and the noteholder agreed to reset the total balance due to the “Adjust Current Balance” of $78,366.  Also, under the agreement the price of future conversions will be set at $0.10.  No shares have been issued to the noteholder subsequent to this agreement.

As of June 30, 2016, the outstanding total of $92,000 including accumulated penalties and interest $19,737 which was restructured as a convertible note with a fixed conversion of $0.10 with 0% annual interest.

WHITE FOX VENTURES, INC.
(FORMERLY BREATHE ECIG CORP.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2016

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

The note may be converted, in whole or in part, into shares of the Company’s common stock. The conversion price will be the lower of 55%, equivalent to a 45% discount, of the lowest trading price of the Company’s common stock during the 20 consecutive training days immediately preceding the conversion date and the closing sale price of the common stock on the principal market on the trading day immediately preceding the closing date. If the company share price at any time loses the bid (ex: 0.0001 on the “ask” and zero market makers on the bid on level 2), then the conversion price may, in the holder’s sole and absolute discretion, be reduced to a fixed conversion price of 0.001(If lower than the conversion price otherwise.)

If the closing price at any time falls below $0.12 the conversion price will be the lower of 40%, equivalent to a 45% discount, of the lowest trading price of the Company’s common stock during the 20 consecutive training days immediately preceding the conversion date and the closing sale price of the common stock on the principal market on the trading day immediately preceding the closing date.

Under terms of this agreement, the Company was required to set up an initial reserve of 2,450,000 common shares of stock for the potential conversion of convertible note principal and interest as soon as a sufficient number of on issued shares become authorized, no later than January 25, 2016.

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

On March 29, 2016, the Company entered into an agreement with the noteholder to amend this convertible note. As a result, the Company was required to pay $3,729 in cash to the noteholder on or before March 31, 2016, which it did, and the noteholder agreed to reset the total balance due to the “Adjust Current Balance” of $46,634.  Also, under the agreement the price of future conversions will be set at $0.10.  The Company has not issued any shares under this agreement.

As of June 30, 2016, the amount outstanding under this note was $43,000.

All convertible notes payable are due within one year and are reflected as current liabilities in the condensed consolidated balance sheet at June 30, 2016.

At June 30, 2016, the Company had $0 remaining in discount of the original issue discount with respect to these notes. Amortization of the original issue discount for the six months ended June 30, 2016 and 2015 was $19,829 and $6,958.  Interest expense on the convertible notes for the six months ended June 30, 2016 and 2015 was $21,891 and $177,674, respectively. Accrued interest on these convertible notes for three months ended was six months ended June 30, 2016 was $0.

WHITE FOX VENTURES, INC.
(FORMERLY BREATHE ECIG CORP.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2016

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

The Company between November 26, 2014 and December 31, 2014, repaid the entire convertible note balance of $277,500 thus extinguishing the note. Upon the initial recording of the convertible note and warrants associated with the convertible note, a derivative liability was recorded as the convertible note and warrant each contained embedded derivatives as determined under ASC 815. Since the warrants associated with the convertible note has been exercised there is no outstanding liability as of June 30, 2016.

WHITE FOX VENTURES, INC.
(FORMERLY BREATHE ECIG CORP.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2016

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

On June 22, 2016, FINRA announced its final approval for the Company’s change of name to White Fox Ventures, Inc., as well as a 1:100 Reverse Stock Split and the Company’s new Ticker symbol, AWAW, which began trading on July 20, 2016.  All share figures are shown in this report are on a post reverse split basis.

In 2015, the Company issued:

On January 20, 2015 1,500,000 shares were issued in the acquisition of Breathe which was accounted for as reverse merger.

On March 31, 2015 the Company issued 26,667 shares for $100,000 in an investment into Tauriga Sciences, Inc. (“TAUG”). The Company entered into a commercialization/license agreement with TAUG to jointly develop a new line of business involving CBD oil cartridges in on March 31, 2015. The Company received from TAUG 10,869,565 shares of TAUG common stock (with a value of $100,000) in exchange for their shares (reflected as an investment). Due to the very low stock value of both companies and with the Company exiting the eCigarette business both companies have impaired their respective investment to $0 as December 31, 2015.

On May 10, 2015 the Company issued a supplier 7,500 shares of common stock at a value of $22,500 for the payment of inventory ($3.00 per share) and 3,000 shares of common stock valued at $9,000 ($3.00 per share) to a former noteholder ("Iconic") as part of an Assignment and Assumption Agreement dated May 7, 2015.

269,839 common shares were issued for cash in the amount of $1,047,270 at an average share price of $3.90.

WHITE FOX VENTURES, INC.
(FORMERLY BREATHE ECIG CORP.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2016

NOTE 6-	STOCKHOLDERS’ DEFICIT (CONTINUED)

Common Stock (Continued)

718,588 shares of common stock for consulting services rendered and to be rendered accrued as of December 31, 2015 in the amount of $5,547,305 including the cost of 65,000 shares to be issued ($7.70 per share) including an agreement with Maxim Group LLC ("Maxim") to provide general financial advisory and investment banking services in exchange for 2.5% of the then issued and outstanding stock at the date of execution. The number of shares of common stock issued and outstanding at the time of this agreement was 2,763,527. At that date 2.5% of the issued and outstanding common stock equaled 69,088 shares. The Company, on May 18, 2015 canceled shares in the amount of 31,500 shares due to services never provided at a value of $157,500 ($5.00 per share).

850,743 common shares were issued for the conversion of principal and accrued interest by the holders of convertible notes at a value of $406,385 having and average share price of $0.50 at conversion.

171,500 common shares of stock to noteholders as commitment and assignment shares and recorded as debt financing cost at a value of $176,050 (average price $1.00.)

Under the first tranche of a July 2, 2015 securities purchase agreement, $240,000 was committed for purchase of common stock and warrants.  Cash was received associated with this offering was $233,500, with $6,500 credited to the purchaser for legal fees.  Under the second tranche of this agreement the amount to be funded will be $200,000. Second tranche closing date was to be a trading date no later than five (5) Business Days following the effective date of the Registration Statement. on which all of the transaction documents have been executed and delivered by the applicable parties thereto, and all conditions precedent to (i) the Purchasers’ obligations to pay the Subscription Amount for the Second Tranche and (ii) the Company’s obligations.  The Company filed Form S-1 “Registration Statement Under the Securities Act of 1933” (“S1”) on August 17, 2015.   On October 2, 2015 the Company pursuant to Rule 477 promulgated under the Securities Act of 1933, as amended (the “Securities Act”) submitted a request for withdrawal of the previously filed S-1.

Under this agreement, the Company was obligated to issue 40,000 common shares of its stock at $6.00 per share subject to adjustment for reverse and forward stock splits, stock dividends, stock combinations and other similar transactions of the common stock that occur after the date of agreement.  Final purchase price is subject to adjustment based on the closing price of the common stock on first adjustment date that is six (6) months immediately following the closing date (or if such date is not a trading day, the trading day immediately preceding such six (6) month period).  Final purchase price is also subject to adjustment based on the second adjustment date based on the closing price of the common stock on thirty (30) days following the first adjustment date (or if such date is not a trading day, the Trading Day immediately preceding such date).

Under the agreement, at any time while warrants are outstanding, if the Company sold or grants any option to purchase, or sell or any common stock or common stock equivalents, at an effective price per share less than the exercise price then in effect but greater than $10.00 (price adjusted) will be considered a “dilutive issuance” and the holder of the warrant will be entitled to receive shares of common stock at an effective price per share that is less than the exercise price.

Cashless warrants registered in the name of such purchaser to purchase up to a number of shares of common stock equal to 100% of such purchaser shares for the first tranche, with an exercise price equal to $20.00, subject to adjustments whereby the Company may issue without further consideration.  In the event that the first adjusted price is higher than the per-share purchase price but lower than $8.00 per share, 10% of the aggregate number of shares issued or issuable or 15% if equal to or lower than the per-share price.  The Company must file Form S-1 with the SEC under terms of this agreement.

WHITE FOX VENTURES, INC.
(FORMERLY BREATHE ECIG CORP.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2016

NOTE 6-	STOCKHOLDERS’ DEFICIT (CONTINUED)

Common Stock (Continued)

Under this agreement, the Company reserved 250,000 shares of common stock to provide for the issuance of common shares, the adjustment shares and warrant shares.  In the event that the company’s stock falls below $4.00 per share for three consecutive training days, the Company will immediately add an additional 150,000 shares to this reserve. In the event that the stock falls below $2.00 per share the three consecutive trading days the Company will immediately add an additional 200,000 shares of the reserve.

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

On September 8, 2015 the cashless warrants to purchase 6,906 common shares were exercised to convert to 75,415 common shares based on a price reset to equal the conversion price associated with the debt agreements from the stated strike price of $75.00. The price reset which resulted in the conversion to 75,415 common shares based on the difference between the current market value (market price of $25.00 multiplied by exercise shares of 6,906) and the exercise price ($3.75) multiplied by number of exercise shares (6,906.) This number is then divided by the adjusted price of the common stock ($1.946.)

As of December 31, 2015, the Company has 4,708,113 shares of common stock issued and outstanding.  As of December 31, 2015 the Company had a liability for stock of $82,710 for stock to be issued as conversion shares under the note settlement agreement of the March 13, 2015 8% convertible note.  Share are to be issued in three issuances of 5,000 each not to have a value less than $5,000 each.  Issuances are scheduled November 1, 2015; December 1, 2015 and January 1, 2015. The Company reversed liability for stock issuable under a distribution agreement in the amount of 50,000 common shares which had a value of $37,500 ($0.75 per share) due to that agreement no longer being in effect.  The Company further has a liability for stock to be issued under a consulting agreement to issue 14,000 shares in the amount of $17,710 ($1.30 per share.) These shares do not include the shares owed to the noteholders as described in NOTE 5. The liability for those shares is included with the note payable balances.

The Company initiated payments in the amount of $180,000 to buy back price adjustment rights, warrants and additional issuance rights transferred to assignee under original stock purchase agreement dated July 2, 2015. The Company has the 40,000 share stock certificate in its possession pending the stock reissuance to a new certificate to assignee.

In 2016, the Company issued:

In the six months ended June 30, 2016, the Company issued 1,131,700 shares of common stock to holders of convertible notes dated.  The noteholders converted $146,220 of principal and interest for the shares.  The applicable conversion prices ranged from $0.01 to $0.10 per share.

In the six months ended June 30, 2016, the Company issued 858,326 shares of common stock to Giovanni  and Peter Comito and their affiliates pursuant to the Comprehensive Settlement Agreement entered into on March 9, 2016 to convert $1,050,000 in notes payable and acquire the intellectual property of the Company.

In the six months ended June 30, 2016, the Company issued 550,000 common shares to a related party for the settlement of payments made on behalf of the Company.  The Company recognized a loss on debt conversion for the amount in excess of the closing stock price on the day of issuance over the value of the liabilities settled in the amount of $12,500 (550,000 shares at $0.10.)

In the six months ended June 30, 2016, the Company issued 29,750,700 shares of common stock to Company board members and officers and other investors, who had invested $364,273 in the Company in the form of payment of various settlements and invoices outstanding. These investments were treated as a private placement with prices ranging from $0.01 to $0.18 per share.

On April 15, 2016, the Company issued 500,000 common shares pursuant to a settlement agreement entered into on March 30, 2016, concerning trademark litigation with plaintiff, Breathe LLC (a Florida organization.) Share issuance to be recorded at the closing price of the stock as of the day the Company entered into the settlement agreement in the amount of $50,000 ($0.10 per share.)

WHITE FOX VENTURES, INC.
(FORMERLY BREATHE ECIG CORP.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2016

NOTE 6-	STOCKHOLDERS’ DEFICIT (CONTINUED)

On June 17, 2016, the Company issued 97,000 common shares in exchange for May 18, 2016 payments of certain expenses related to the corporate filings in the amount of $47,000 and the funding of an investment in the amount of $50,000 in the common stock of a privately held company, Kudzoo, Inc. representing less than 2% of that company as an investment. This investment will be recorded at cost on the Company’s balance sheet.

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

Stock Options

On August 12, 2013, the Company approved and enacted the 2013 Stock Incentive Plan (the “Plan”). Under the 2013 Stock Incentive Plan, the Company may grant options or share awards to its full-time employees, executive officers, directors and consultants up to a maximum of 8,000,000 common shares. Under the Plan, the exercise price of each option has been established at $25.00. Stock options vest as stipulated in the stock option agreement and their maximum term is 8 years.

The following table summarizes information about the Company’s stock options:

	June 30, 2016		December 31, 2015
		Weighted		Weighted
		average		average
	Number of	exercise	Number of	exercise
	options	Price	options	price

Options outstanding, beginning of period	-	$-	2,000	$25.00
Granted	-	-	-	-
Exercised	-		-	-
Forfeited	-		-	-
Expired	-	$-	(2,000)	(25.00)

Options outstanding, end of period	-	-	-	-

Under the Plan, the exercise price of each option has been established at $25.00. Stock options vest as stipulated in the stock option agreement and their maximum term is 8 years. In the year ended December 31, 2015 the last of these options expired. There are no outstanding options as of June 30, 2016.

Stock options-based compensation expense included in the condensed consolidated statements of operations and comprehensive loss for the six months ended June 30, 2016 and 2015 was $0.

WHITE FOX VENTURES, INC.
(FORMERLY BREATHE ECIG CORP.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2016

NOTE 6-	STOCKHOLDERS’ DEFICIT (CONTINUED)

Warrants

The following table summarizes the Company’s share warrants outstanding as of June 30, 2016 and December 31, 2015:

	June 30, 2016			December 31, 2015
		Weighted	Weighted		Weighted	Weighted
		average	Average		average	average
	Number of	remaining	Exercise	Number of	remaining	exercise
	warrants	life (years)	Price	warrants	life (years)	price

Warrants outstanding, beginning of year	-	-	$-	15,406	1.5	$66.00
Granted	-	-	-	-	-	-
Exercised	-	-	-	(6,906)	-	-
Expired	-	-	-	(8.500)	-	-

Warrants outstanding, end of year	-	-	$-	-	-	$-

On September 8, 2015 the cashless warrants to purchase 6,906 common shares were exercised to convert to 75,415 common shares based on a price reset to equal the conversion price associated with the debt agreements from the stated strike price of $75.00. The price reset which resulted in the conversion to 75,415 common shares based on the difference between the current market value (market price of $25.00 multiplied by exercise shares of 6,906) and the exercise price ($3.75) multiplied by number of exercise shares (6,906.) This number is then divided by the adjusted price of the common stock ($1.946.)

On August 12, 2013, the Company approved and enacted the 2013 Stock Incentive Plan (the “Plan”). Under the 2013 Stock Incentive Plan, the Company may grant options or share awards to its full-time employees, executive officers, directors and consultants up to a maximum of 80,000 common shares. Under the Plan, the exercise price of each option has been established at $25.00. Stock options vest as stipulated in the stock option agreement and their maximum term is 8 years. 8,500 options were issued in 2013 which expired in 2015. As of June 30, 2016, there are no warrants outstanding.

NOTE 7-	LICENSE AGREEMENT AND INVESTMENT

On March 31, 2015, the Company and TAUG entered into a non-exclusive license agreement, whereby TAUG will provide CBD oil cartridges to be used in the Breathe eCigs Corp. e-cigarette.  In accordance with the agreement, TAUG was to receive a royalty of 50% of the net revenues associated with the sale of specified list of products listed in the agreement.  In addition, there was a share swap between TAUG and the Company to equate to $100,000.  The Company issued 26,667 shares at $3.75 for the commercialization of the products.  TAUG issued 10,869,565 shares of its stock to acquire the license agreement (investment).

Description	Amount
Stock issued	$100,000

Total	$100,000
Less: Management impairment valuation	100,000
Net June 30, 2016 and December 31, 2015 balances	$-

Issued 26,667 shares of Company common stock	26,667
at $1.00 per share.	$3.75
Share value	$100,000
Less: Management impairment valuation	$100,000
Net June 30, 2016 and December 31, 2015 balances	$-

At March 30, 2016 it was determined by management of both companies that the value of the investment based on stock value and no business venture will be pursued was valueless. Therefore, the entire investment and commercialization fees recorded were written off completely.

WHITE FOX VENTURES, INC.
(FORMERLY BREATHE ECIG CORP.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2016

NOTE 8-	RELATED PARTY TRANSACTIONS

On August 24, 2015, the Company, received funds from 3476863 Canada Inc. (Peter Comito) in the amount of $50,000 under a Stock Purchase Agreement.  The Company intended to convert these funds into equity through the issuance of common shares of stock.  On March 28, 2016, the Company issued common shares under a settlement agreement to satisfy this obligation.

On September 22, 2015, Giovanni Comito purchased 104,000 shares of the Company’s common stock, par value $0.10, from Joshua Kimmel, the Company’s Chief Executive Officer, Chief Financial Officer and member of the Board of Directors, for an aggregate purchase price of $75,000.  All such shares were “restricted securities” at the time of the purchase and will continue to be “restricted securities” as such term is defined under Rule 144 of the Securities Act of 1933, as amended.

On September 22, 2015, the Company issued an unsecured promissory note to Kimmel in consideration for gross proceeds to the Company of $75,000 (for which constitutes all proceeds received by Kimmel as part of the Comito Purchase).  The Kimmel Note accrues interest at 4.5% per annum unless there is an event of default, in which case the interest rate increases to 9.0% per annum.  The entire principal amount and all accrued but unpaid interest under the Kimmel Note will be due and payable by the Company no later than September 22, 2016.  As of June 30, 2016, accrued interest was $2,552.

On September 30, 2015, the Company, issued an unsecured promissory note to Giovanni Comito in consideration for gross proceeds to the Company of $400,000 pursuant to a letter of intent (“LOI”) purchase agreement for the sale of intellectual property held by the Company.  The Giovanni Comito Note accrues interest at 4.5% per annum unless there is an event of default in which case the interest rate increases to 9.0% per annum.  The entire principal amount and all accrued but unpaid interest under the Giovanni Comito Note will be due and payable by the Company no later than March 31, 2016.  On March 28, 2016 this obligation was satisfied with the collective issuance of 858,326 to settle a total of $1,050,000 related party notes related to the purchase of the Company’s intellectual property.

During the three months ended December 31, 2015 the Company, issued nine unsecured promissory note to Peter Comito and affiliate companies in consideration for gross proceeds to the Company of $500,000 pursuant to the LOI.  The Note accrues interest at 4.5% per annum unless there is an event of default in which case the interest rate increases to 9.0% per annum.  The entire principal amount and all accrued but unpaid interest under the Notes will be due and payable by the Company no later than six months after issuance.  On March 28, 2016 this obligation was satisfied with the collective issuance of 858,326 to settle a total of $1,050,000 related party notes related to the purchase of the Company’s intellectual property.

On October 28, 2015, the Company, issued an unsecured promissory note to 9138-1095 Quebec Inc. (Angelo Chiapetta) in consideration for gross proceeds to the Company of $50,000 pursuant to the LOI.  The 9138-1095 Quebec Inc. (Angelo Chiapetta) Note accrues interest at 4.5% per annum unless there is an event of default in which case the interest rate increases to 9.0% per annum.  The entire principal amount and all accrued but unpaid interest under the 9138-1095 Quebec Inc. (Angelo Chiapetta) will be due and payable by the Company no later than April 28, 2016.  On March 28, 2016 this obligation was satisfied with the collective issuance of 858,326 to settle a total of $1,050,000 related party notes related to the purchase of the Company’s intellectual property.

On November 4, 2015, the Company, issued an unsecured promissory note to 7091061 Canada Inc. (Carmine D'Argenio) in consideration for gross proceeds to the Company of $50,000 pursuant to the LOI.  The 7091061 Canada Inc. (Carmine D'Argenio) Note accrues interest at 4.5% per annum unless there is an event of default in which case the interest rate increases to 9.0% per annum.  The entire principal amount and all accrued but unpaid interest under the 7091061 Canada Inc. (Carmine D'Argenio) will be due and payable by the Company no later than May 4, 2016.  On March 28, 2016 this obligation was satisfied with the collective issuance of 858,326 to settle a total of $1,050,000 related party notes related to the purchase of the Company’s intellectual property.

During the three months ended March 31, 2016 a related party paid expenses and debt on behalf of the Company in the amount of $42,500 which was agreed to be settled for 550,000 shares of Company stock, issued April 4, 2016.

During the six months ended June 30, 2016 related parties funded obligations of the Company in the amount of $437,584.  This amount as of July 31, 2016, was $438,574. The Company issued 22,184,700 shares of common stock to settle these obligations through July 31, 2016, with $3,000 still due.

WHITE FOX VENTURES, INC.
(FORMERLY BREATHE ECIG CORP.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2016

NOTE 9-	PROVISION FOR INCOME TAXES

As of June 30, 2016, there is no provision for income taxes, current or deferred.

Net operating losses carryforward	$3,312,367
Valuation allowance	(3,312,367)
$-

The Company has approximately $9,742,000 in net operating losses as of June 30, 2016 available to offset future taxable income through 2036. The Company has established a valuation allowance equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

A reconciliation of the Company’s effective tax rate as a percentage of income before taxes and the statutory rate for year ended June 30, 2016 is summarized below:

Federal rate	34%
State rate	-

Combined Tax Rate	34%
Valuation allowance	(34)%

NOTE 10-	COMMITMENTS

The Company had the following financial commitments, represented by lease agreements, as of June 30 2016,

Year ending December 31,
2016	$45,181
2017	103,271
2018	50,013
$198,465

Rent expense for the three and six months ended June 30, 2016 was $3,561 and $7,122 compared to $1,187 and $1,187 for the same period in the prior year.  All rental amounts are presented in discontinued operations.

On March 15, 2015 the Company entered into a 38-month lease agreement for office space 322 Nancy Lane, Suite 7, Knoxville, Tennessee.   This office was the former operational headquarters for the Company.  The Company is currently working with the landlord to find another tenant for this space and remove this obligation.

On April 25, 2016 the Company entered into a lease agreement for virtual office space on New York City, New York to conduct Company business and investor relations.  Rent payments commenced on May 1, 2016.  Total commitment is $2,790 with expiration of April 30, 2016.

On June 20, 2016, White Fox Japan LLC, the Company’s majority owned subsidiary entered into an approximately two-year lease for office space.  The lease will commence on August 1, 2016, expiring June 19, 2018.  Rent is fixed over the lease period at $7,300 per month.

WHITE FOX VENTURES, INC.
(FORMERLY BREATHE ECIG CORP.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2016

NOTE 11-	CURRENT LITIGATION

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

As of March 30, 2016, pursuant to a settlement agreement under trademark litigation with plaintiff, Breathe LLC (a Florida organization), the Company had ceased its continuing operations in the eCigarette business (the effective date of the discontinuance of operations in that industry). In accordance with the settlement agreement, the Company will pay two cash payments ($10,000 immediately and $15,000 was originally due by July 31, 2016 and was paid August 10, 2016.)  The Company is also required to issue 500,000 restricted common shares of Company stock (which was issued April 15, 2016) in addition to the transfer of 5,000,000 common shares which it holds in Tauriga Sciences, Inc. The Company further agrees to split 50/50 any future sales of its held inventory.  The sale of inventory shall be a joint effort by the two companies and shall last for a duration of one year from April 1, 2016. After such period, the Company will dispose of any remaining inventory.

On April 15, 2016 the Company issued 500,000 shares of common stock pursuant to this agreement to be recorded at the closing price of the stock as of the day the Company entered into the settlement agreement in the amount of $50,000 (at par value.)

As of August 15, 2016, the Company has not transferred the 5,000,000 common shares which it holds in Tauriga Sciences, Inc.

WHITE FOX VENTURES, INC.
(FORMERLY BREATHE ECIG CORP.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2016

NOTE 12-	SUBSEQUENT EVENTS

Corporate Matters

Effective July 18, 2016, the Company has dismissed KBL LLP (the “Former Accounting Firm”) as its independent registered public accounting firm.  Effective July 18, 2016, the Company has engaged Pritchett Siler & Hardy, PC Certified Public Accountants of 515 South 400 East, Suite 100 Salt Lake City, Utah (the “New Accounting Firm”) as its new independent registered public accounting firm as of and for the quarter ending June 30, 2016.  The change in independent registered public accounting firm is not the result of any disagreement with the Former Accounting Firm.

On July 20, 2016 the Company began trading under its new ticker symbol, AWAW.

Effective August 13, 2016, Seth Shaw resigned from the Company as Chief Financial Officer and Director. The Company has agreed to buy back 3,200,000 shares issued to him as reimbursement for expenses which he paid personally. The Company will buy back the shares at a price of $0.01 for a total value of $32,000. Mr. Takehiro Abe will be appointed CFO upon Mr. Shaw’s departure.

Notes Payable

On August 9, 2016, the Company entered into a 12-month non-convertible note with a related party in the amount of the $25,000 bearing an interest rate of 8%.  The note matures on August 9, 2017. If the note defaults, the lender at its deaccession may convert principal and accrued interest into common stock at a value of $0.01 per share.

Stock Issuances

On July 19, 2016, the Company issued 1,450,000 common shares to the holder of three convertible notes for the conversion of remaining principal.

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

From May 2010 through February 3, 2015, we were an exploration stage mining company.  The Company’s focus was the development of the Montauban Mining Project, located in the Montauban and Chavigny townships near Grondines-West in Portneauf County, Quebec, Canada (“Montauban Mine Property” or “Property”). Recognizing the need to secure significant additional capital to put the Property into production, management began to focus its attention on other business opportunities which would not require the significant capital required to expand the Property.  In furtherance thereof, on January 16, 2015 the Company entered into a share exchange agreement with Breathe LLC, a Tennessee limited liability company, whereby the Company acquired all of the issued and outstanding membership interests in Breathe LLC in consideration for the issuance of 1,500,000 shares of the Company’s common stock to the members of Breathe, LLC.

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

On June 17, 2016, the Company formed a subsidiary with 99% majority ownership stake.  The subsidiary, White Fox Japan LLC, will be presented with a non-controlling interest of 1% for the share owned by related party, Company Chief Operating Officer and Director, Takehiro Abe.  The subsidiary will conduct all transactional operational activity of the Company.  The subsidiary will plan, manage and promote seminars and classes in Japan. The subsidiary has a fiscal year ended April 30, 2017.  As of June 30, 2016 there was no activity in the subsidiary.

On June 22, 2016, FINRA announced its final approval for the Company’s change of name to White Fox Ventures, Inc., as well as a 1:100 Reverse Stock Split and the Company’s new Ticker symbol, AWAW, which began trading on July 20, 2016.

Breathe eCigs Corp. Acquisition and Spin-off of DNA Canada, Inc.

On January 16, 2015 the Company entered into a share exchange agreement with Breathe LLC, a Tennessee limited liability company, whereby the Company acquired all of the issued and outstanding membership interests in Breathe LLC in consideration for the issuance of 1,500,000 shares of the Company’s common stock to the members of Breathe, LLC.

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

Trademark Settlement/Disposal of eCigarette Operations

As of March 30, 2016, pursuant to a settlement agreement under trademark litigation with plaintiff, Breathe LLC (a Florida organization), the Company had ceased its continuing operations in the eCigarette business (the effective date of the discontinuance of operations in that industry). In accordance with the settlement agreement, the Company will pay two cash payments ($10,000 immediately and $15,000 originally due by July 31, 2016 was paid on August 10, 2016) and issue 500,000 restricted common shares of Company stock (which was issued April 15, 2016 at a value of $50,000) in addition to the transfer of 5,000,000 common shares which it holds in Tauriga Sciences, Inc. (at a value of $0 as this had been written off). The Company further agrees to split 50/50 any future sales of its held inventory.  The sale of inventory shall be a joint effort by the two companies and shall last for a duration of one year from April 1, 2016. After such period, the Company will dispose of any remaining inventory.

As of August 15, 2016, the Company has not transferred the 5,000,000 common shares which it holds in Tauriga Sciences, Inc.

White Fox Ventures Inc.

In an agreement dated as of April 1, 2016, the Company acquired White Fox Ventures Inc. for in an undetermined amount of shares equating 85% of the total authorized capital of the Company. White Fox Ventures Inc., a Nevada Corporation was in existence less than 60 days and the only asset in the company was a license agreement that they entered into with a Japanese company. Since the license agreement only stipulated a royalty fee on sales, White Fox Ventures Inc. did not record a value to the agreement. When the Company was completing its due diligence on this acquisition, they determined that the agreement and acquisition were not in the best interests of the Company at this time. As a result of this, the agreement has been rescinded as noted in 8k filed with the SEC on May 16, 2016.  The principal of White Fox Ventures Inc., Mr. Shinsuke Nakano (“Nakano”) and investors had invested $196,557 into the Company in the form of payment of various settlements and invoices outstanding. The investment was treated as private placement at $0.01, whereby the Company, on May 10, 2016, issued to Nakano and the investors 19,655,700 shares of common stock, which will represent about 71.7% of the shares issued and outstanding at the time the agreement was rescinded. In addition, for their investments, Nakano was named as the Chief Executive Officer of the Company and the Chairman of the Board and Mr. Abe to the position of Chief Operating Officer ("COO") and Director ("Board Member").

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

With the departure of Joshua Kimmel on January 25, 2016 and the discontinuance of operations the Company the Company struggled to obtain capital to survive.  The Company was able to settle debts for stock, obtain funding via related parties as well as a Japanese based investor group with principals of Japanese based White Fox, Co. Ltd. investing $327,218 as of June 30, 2016 and a total of $330,218 as of July 25, 2016.

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

On June 22, 2016, FINRA announced its final approval for the Company’s change of name to White Fox Ventures, Inc., as well as a 1:100 Reverse Stock Split and the Company’s new Ticker symbol, AWAW, which began trading on July 20, 2016.

The Company, through its subsidiary will conduct all transactional operational activity of the Company.  The subsidiary will plan, manage and promote seminars and classes in Japan.

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

Market Opportunity

We believe that the market potential in Japan and worldwide will continue to rise for the foreseeable future and believe we can garner 10,000 users and/or subscribers by Q2 2017.

The market opportunity for online financial academies is big and it represents a significant potential for the years to come. During a recent live meeting in Singapore with world-renonw United States Investors Mr. Jim Rogers quote It is unlikely that our children will visit a bank in the future and most unlikely they will ever visit a post office having said that the appetite for knowledge to learn the difference between savings and investing continues to grow with younger generations and they will find the answer to these questions via online academies such the one offer by White Fox Ventures, Inc.

Our management understands this opportunity and we take very seriously what we teach our audience, not only academically but also with hands on experience.

Our objective is to teach our members the different btw savings and investing and the options available to them.

Marketing and Growth Strategies

Marketing.

●	Collect/Purchase e-mail lists of prospective audience

●	Automated e-mail delivery to the e-mail addresses on the list（e.g., video ad distribution every day at 6:00 p.m. Market Launch May 2016）

●	Introduction of White Fox Online Academy videos.

●	Distribution agents will sell all White Fox products for a finder’s fee or commission or mark up.

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

Management’s Discussion and Analysis

Results of Operations for Three and Six Months Ended June 30, 2016 and 2015

Discontinued operations

For the six months ended June 30, 2016 the Company had virtually no revenue.  With the resignation of Joshua Kimmel and the Company fighting several lawsuits, including trademark dispute litigation, during the six months ended June 30, 2016 the Company was unable to attain sufficient working capital to keep continuing operations going.

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

Cost of Sales from discontinued operations

For the three and six months ended June 30, 2016 and 2015 the Company had cost of goods sold amounts $0 and $1,851 compared to $7,057 and $7,057 for the same period in the prior year, related to monthly fees from the third-party inventory holding company which still holds our remaining inventory.

The Company agreed to split 50/50 any future sales of its held inventory.  The sale of inventory shall be a joint effort by the two companies and shall last for a duration of one year from April 1, 2016. After such period, the Company will dispose of any remaining inventory.

Loss from discontinued operations

For the three months ended June 30, 2016 and 2015 the loss from discontinued operations was $6,651 compared to $1,003,410. The difference was driven by marketing, general and administrative expenses and professional fees in 2015 as the Company was starting up operations.

For the six months ended June 30, 2016 and 2015 the loss from discontinued operations was $30,272 compared to $1,891,566. The difference was driven by marketing, general and administrative expenses and professional fees in 2015 as the Company was starting up operations.

Professional fees – For the three months ended June 30, 2016 and 2015 professional fees were $55,600 and $4,436,260.  Professional fees include consulting fees paid to advisors involved with restructuring the Company.  The other amounts expensed were for legal and accounting fees.

For the six months ended June 30, 2016 and 2015 professional fees were $185,901 and $4,459,807.  Professional fees include consulting fees paid to advisors involved with restructuring the Company.  The other amounts expensed were for legal and accounting fees.

General and administrative –  For the three months ended June 30, 2016 and 2015 General and administrative expense was $10,617 and $62,967 compared to $34,190 and $86,540, respectively.

Net loss

Net loss. Total net loss for the three months ended June 30, 2016 and 2015 totaled $101,138 and $5,675,476.  Net loss from continuing operation for the three months ended June 30, 2016 and 2015 was $94,577 and $4,672,066, respectively.  Loss from discontinued operations for the three months ended June 30, 2016 and 2015 was $6,561 and $1,003,410.

Total net loss for the six months ended June 30, 2016 and 2015 totaled $303,852 and $6.675,780.  Net loss from continuing operation for the six months ended June 30, 2016 and 2015 was $273,580 and $4,784,214, respectively.  Loss from discontinued operations for the six months ended June 30, 2016 and 2015 was $30,272 and $1,891,566.

Liquidity and Capital Resources

Total assets

To date, our operations have been primarily funded through debt and equity financing. During the six months ended June 30, 2016, we raised $47,500 through the issuance of notes and $382,584 through the sale of our common stock.

At June 30, 2016 we had no cash, prepaid expenses of $8,333, $50,000 investment in a privately held company consisting of less than 2% ownership, inventory value of $113,843 classified as an asset from discontinued operations. Total current assets were $172,176.  Total assets were $172,176 of June 30, 2016. At December 31, 2015, we had cash totaling $10,955.

Total liabilities

Current liabilities at June 30, 2016 totaled $905,136 as compared to $2,271,674 at December 31, 2015. Of our current liabilities as of June 30, 2016 included $172,970 related to current notes payable, as well as accrued interest of $2,552. Notes payable for related parties for the period ended June 30, 2016 was $75,000 compared to $1,175,000 at December 31, 2015. The decrease was due to the March 28, 2016 settlement of this obligation with the collective issuance of 85,832,640 to settle a total of $1,050,000 related party notes related to the purchase of the Company’s intellectual property lawsuit.  Other current liabilities at June 30, 2016 were a liability to issue stock $51,021 and accounts payable of $353,150 compared to $444,670 at December 31, 2015. Liabilities from discontinued operations for the six months ended June 30,2016 were $250,443 compared to $232,771 at December 31, 2015.  We had no long- term liabilities at June 30, 2016 or December 31, 2015.

We do not believe that our cash on hand at June 30, 2016 will be sufficient to fund our current working capital requirements.  We will continue to seek additional equity financing. However, there is no assurance that we will be successful in our equity private placements or if we are that the terms will be beneficial to our shareholders.

Cash flow from operations. During the six months ended June 30, 2016 the Company had a negative cash flow from operations in the amount of $391,039 compared to negative cash flow from operations of $1,397,451 for the same period in the prior-year.

Cash flow used in investing activities. During the six months ended June 30, 2016 the company received $50,000 from investing activities compared $0 to the same period in the prior-year.

Cash flow from financing. During the six months ended June 30, 2016 the Company received $430,084 from financing activities compared to $1,446,520 for the same period in the prior year.  During the three months ended June 30, 2016 the Company received $0 in proceeds resulting from the issuance of convertible notes compared to $770,250 for the same period in the prior year, $47,500 from promissory notes from related parties and $382,584 in proceeds from common stock issued.

Going Concern Qualifications

The condensed consolidated financial statements have been prepared on a going concern basis. The going concern basis of presentation assumes that the Company will continue in operation for the foreseeable future and be able to realize its assets and discharge its liabilities and commitments in the normal course of business. The Company has generated net losses from continuing and discontinued operations totaling $202,714 and $1,000,304 for the six months ended June 30, 2016 and 2015, respectively. The Company’s continuation as a going concern is dependent upon, amongst other things, developing a new line of business as well as continued financial support from its shareholders and lenders, attaining a satisfactory revenue level, attainment of profitable operations and the generation of cash from operations and the ability to secure new financing arrangements and new capital to carry out its business plan. These matters are dependent on a number of items outside of the Company’s control and there exists material uncertainties that may cast significant doubt about the Company’s ability to continue as a going concern. On May 23, 2016 the Company filed with the Secretary of State for the State of Nevada, the amendment to its state corporate charter to change the name of the company to White Fox Ventures, Inc. (“White Fox”) to better reflect the new direction of the business and to effect a 100:1 reverse stock split. On May 27, 2016, the Company filed the necessary documents with FINRA requesting these items as well as request a new ticker symbol. The Company can give no assurance that it will achieve profitability or be capable of sustaining profitable operations in its new business of White Fox. These condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of the carrying amounts of assets or the amount and classification of liabilities that might result if the Company is unable to continue as a going concern. These factors raise substantial doubt regarding the ability of the Company to continue as a going concern. The Company recently raised $47,500 in net debt proceeds for which full settlement was attained by the issuance of common stock of the Company and $382,584 of equity proceeds during the six months ended June 30, 2016, to pay for the reorganization costs.

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

As of March 30, 2016, pursuant to a settlement agreement under trademark litigation with plaintiff, Breathe LLC (a Florida organization), the Company had ceased its continuing operations in the eCigarette business (the effective date of the discontinuance of operations in that industry). In accordance with the settlement agreement, the Company will pay two cash payments ($10,000 immediately and $15,000 originally due by July 31, 2016 was paid on August 10, 2016.)  The Company is also required to issue 500,000 restricted common shares of Company stock (which was issued April 15, 2016) in addition to the transfer of 5,000,000 common shares which it holds in Tauriga Sciences, Inc. The Company further agrees to split 50/50 any future sales of its held inventory.  The sale of inventory shall be a joint effort by the two companies and shall last for a duration of one year from April 1, 2016. After such period, the Company will dispose of any remaining inventory.

On April 15, 2016 the Company issued 500,000 shares of common stock pursuant to this agreement to be recorded at the closing price of the stock as of the day the Company entered into the settlement agreement in the amount of $50,000 (at par value.)

As of August 15, 2016, the Company has not transferred the 5,000,000 common shares which it holds in Tauriga Sciences, Inc.

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

We are a development stage company and our only business line is discontinued. As an eCigarette company we did not achieve profitability.  We are subject to all of the risks inherent in a new business. We have generated limited revenues only and all other sales have been to two other distributors.  At June 30, 2016 we have a working capital deficit of $732,960 and an accumulated deficit of $9,742,257.  We require additional capital to finance our discontinued operations as well as any future business lines. We currently have no commitment for additional funding and there can be no assurance that we will be able to secure additional funding, or if available, available on terms acceptable to us.

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

For the six months ended June 30, 2016, the Company issued the following unregistered shares:

In the six months ended June 30, 2016, the Company issued 1,131,700 shares of common stock to holders of convertible notes dated.  The noteholders converted $146,220 of principal and interest for the shares.  The applicable conversion prices ranged from $0.01 to $0.10 per share.

In the six months ended June 30, 2016, the Company issued 858,326 shares of common stock to the Comitos and their affiliates pursuant to the Comprehensive Settlement Agreement entered into on March 9, 2016 to convert $1,050,000 in notes payable and acquire the intellectual property of the Company.

In the six months ended June 30, 2016, the Company issued 550,000 common shares to a related party for the settlement of payments made on behalf of the Company.  The Company recognized a loss on debt conversion for the amount in excess of the closing stock price on the day of issuance over the value of the liabilities settled in the amount of $12,500 (550,000 shares at $0.10.)

In the six months ended June 30, 2016, the Company issued 29,750,700 shares of common stock to Company board members and officers and other investors, who had invested $364,273 in the Company in the form of payment of various settlements and invoices outstanding. These investments were treated as a private placement with prices ranging from $0.01 to $0.18 per share.

On April 15, 2016, the Company issued 500,000 common shares pursuant to a settlement agreement entered into on March 30, 2016, concerning trademark litigation with plaintiff, Breathe LLC (a Florida organization.) Share issuance to be recorded at the closing price of the stock as of the day the Company entered into the settlement agreement in the amount of $50,000 ($0.10 per share.)

On June 17, 2016, the Company issued 97,000 common shares in exchange for May 18, 2016 payments of certain expenses related to the corporate filings in the amount of $47,000 and the funding of an investment and in the common stock of a privately held company, Kudzoo, Inc. representing less than 2% of that company as an investment. This investment will be recorded at cost on the Company’s balance sheet.

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

Date:  August 19, 2016

WHITE FOX VENTURES, INC.

By:	/s/ Shinsuke Nakano, CEO Shinsuke Nakano, CEO Chief Executive Officer

By:	/s/ Takehiro Abe
Takehiro Abe, Director
Chief Financial Officer