Form 10-Q
period 2016-09-30
WHITE FOX VENTURES, INC.
filed 2017-01-06
CIK 1506503

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2016

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date 73,682,959 shares of common stock were issued and outstanding as of January 4, 2017.

31.1	Certification of Chief Executive Officer required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer of required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63

EX-101.INS	XBRL INSTANCE DOCUMENT
EX-101.SCH	XBRL TAXONOMY EXTENSION SCHEMA
EX-101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
EX-101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
EX-101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE
EX-101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

-i-

WHITE FOX VENTURES, INC.
(FORMERLY BREATHE ECIG CORP.)
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	SEPTEMBER 30,	DECEMBER 31,
	2016	2015

ASSETS
CURRENT ASSETS
Cash	$57,718	$10,955
Investment - available for sale security	190,961	-
Prepaid expenses	190,587	52,051
Accounts receivable, net of credit card fees	181,207	-
Inventory from discontinued operations, net of reserves	-	114,067
Total current assets	620,473	177,073

Investment in Kudzoo, Inc.	50,000
Property and equipment, net	41,522	-
Total other assets	91,522	-

TOTAL ASSETS	$711,995	$177,073

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$237,863	$444,670
Notes payable - current portion	132,970	319,361
Accrued interest	3,745	17,162
Liability for stock to be issued	135,710	82,710
Notes payable - related parties	385,047	1,175,000
Liabilities of discontinued operations	239,004	232,771
Total current liabilities	1,134,339	2,271,674

Deferred revenue	573,465	-
Total other liabilities	573,465	-

TOTAL LIABILITIES	1,707,804	2,271,674

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $0.001 par value, 10,000,000 shares authorized
Nil shares issued and outstanding	-	-
Common stock, $0.001 par value, 8,000,000,000 and 500,000,000 shares authorized, respectively
69,181,240 and 4,708,113 shares issued and outstanding, respectively	69,181	4,708
Additional paid in capital	9,436,186	7,339,096
Accumulated deficit	(10,446,674)	(9,438,405)
Accumulated other comprehensive loss	(48,186)	-
Total stockholders' equity (deficit) - White Fox Ventures, Inc.	(989,493)	(2,094,601)

Noncontrolling interest in subsidiary	(6,316)	-

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$711,995	$177,073

The accompanying notes are an integral part of these condensed consolidated financial statements.

WHITE FOX VENTURES, INC.
(FORMERLY BREATHE ECIG CORP.)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015
(UNAUDITED)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2016	2015	2016	2015
		(Restated)		(Restated)
REVENUE	$23,431	-	$23,431	-

COST OF GOODS SOLD	69,756	-	69,756	-

GROSS LOSS	(46,325)	-	(46,325)	-

OPERATING EXPENSES
Marketing, advertising and promotion	-	-	381,506	-
Salaries and related expenses, including stock-based compensation	-	-	5,104	-
Professional fees	194,758	302,787	380,659	4,762,594
Rent	-	-	14,836	-
Depreciation and Amortization	-	-	1,379	-
General and administrative	64,674	63,623	127,641	150,163
Total operating expenses	259,432	366,410	911,125	4,912,757

OTHER (INCOME) EXPENSE
Interest expense, net	1,193	148,600	23,084	326,274
Loss (gain) on extinguishment of debt	(116,445)	251,996	(113,624)	251,996
Other Income	-	(130,000)	-	(130,000)
Gain on conversion of warrants	-	(84,577)	-	(84,577)
Fair value adjustment on derivative liability	-	-	-	60,193
Legal settlement expense	-	160,000	-	160,000
Total other (income) expense	(115,252)	346,019	(90,540)	583,886

COMBINED NET LOSS BEFORE PROVISION FOR INCOME TAXES	(190,505)	(712,429)	(866,910)	(5,496,643)

Provision for income taxes	-	-	-	-

Combined net loss from continuing operations	$(190,505)	$(712,429)	$(866,910)	$(5,496,643)

Net loss from discontinued operations	(117,403)	(326,378)	(147,675)	(2,217,944)

COMBINED NET LOSS AFTER PROVISION FOR INCOME TAXES	(307,908)	(1,038,807)	(1,014,585)	(7,714,587)

LESS NET LOSS ATTRIBUTABLE TO NON CONTROLLING INTEREST	6,316	-	6,316	-

NET LOSS ATTRIBUTABLE TO COMMON SHARES	(301,592)	(1,038,807)	(1,008,269)	(7,714,587)

Other comprehensive income (loss)
Change in unrealized loss on available for sale security	(59,039)	-	(59,039)	-
Foreign currency translation adjustment	10,853	-	10,853	-
Total other comprehensive loss	(48,186)	-	(48,186)	-

Comprehensive loss	(349,778)	(1,038,807)	(1,056,455)	(7,714,587)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	52,144,215	3,156,071	25,906,818	2,752,157

NET LOSS PER SHARE	(0.01)	(0.33)	(0.04)	(2.80)

The accompanying notes are an integral part of these condensed consolidated financial statements.

WHITE FOX VENTURES, INC.
(FORMERLY BREATHE ECIG CORP.)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015
(UNAUDITED)

	NINE MONTHS ENDED
	SEPTEMBER 30
	2016	2015
		(RESTATED)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,008,269)	$(7,714,587)

Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Depreciation and amortization	1,379	25,034
Amortization of deferred financing fees	-	9,536
Non-controlling interest adjustment	(6,316)	-
Non-cash interest charges	1,383	261,612
Amortization of original issue discount	19,829	14,855
Legal fees incurred deducted from proceeds of notes payable	-	24,250
Liability for shares to be issued for legal settlement	-	160,000
Gain on warrant conversion	-	(84,577)
Loss (Gain) on extinguishment of debt	(113,624)	77,243
Loss (Gain) on conversion of notes payable to common stock	(27,500)	174,752
Fair value adjustment in derivative liabilities	-	60,193
Common stock/stock options issued or to be issued for services rendered	-	5,547,305

Change in assets and liabilities
(Increase) decrease in prepaid expenses	(138,536)	(407,019)
(Increase) in accounts receivable	(181,207)	(43,481)
Deferred Revenue	573,465	-
Decrease (Increase) in inventory	114,067	(235,764)
Increase (decrease) in accounts payable and accrued expenses	(115,497)	324,259
Total adjustments	127,443	5,908,198
Net cash (used in) operating activities	(880,826)	(1,806,389)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of fixed assets	(40,751)	-
Investment in leasehold improvements	(2,150)	-
Purchase of security held for resale	(250,000)	-
Purchase of Investment in Kudzoo, Inc.	(50,000)	-
Net cash (used in) investing activities	(342,901)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds received from convertible notes	-	770,250
Repayments of notes payable	(245,200)	(190,000)
Proceeds from promisory notes - related party	587,747	525,000
Proceeds to retire debt in excess of face value		(62,243)
Cash paid to purchase price adjustments and derivate rights on stock		(180,000)
Proceeds received for common stock and liability for stock to be issued	917,088	1,047,270
Net cash provided by financing activities	1,259,635	1,910,277

Foreign currency translation effect	10,855	-
NET (DECREASE) IN CASH	46,763	103,888

CASH - BEGINNING OF YEAR	10,955	13,346

CASH - END OF YEAR	$57,718	$117,234

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$-	$11,726
Income taxes	-	-

SUPPLEMENTAL NON-CASH ACTIVITY:
Issuance of common stock and warrants for prepaid expenses	-	518,200

Reverse Merger of Breathe LLC - discontinued operations
Accumulated deficit	$-	$7,733,077
Prepaid expenses	-	191,584
Fixed assets	-	138,049
Mining rights	-	1,035,818
Accounts payable		(111,275)
Adjustment to APIC	$-	$9,089,658

Shares received in TAUG for commercialization of product at fair value	$-	$100,000
Common shares issued for investment in Tauriga	$-	$100,000
Original issue discount netted from convertible notes	$-	$58,000
Inventory purchased through issuance of common stock	$-	$22,500
Common shares issued for conversion of debt	$186,220	$406,385
Common shares issued and to be issued for conversion of related party notes payable	$1,105,000	$22,500
Issuance of common shares to settle accounts payable	$3,255	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

WHITE FOX VENTURES, INC.
(FORMERLY BREATHE ECIG CORP.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2016

NOTE 1 -          ORGANIZATION AND BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The financial statements and notes are presented as permitted on Form 10-Q and do not contain certain information included in the Company’s annual statements and notes. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC, including the audited financial statements and the accompanying notes thereto.

These unaudited financial statements reflect all adjustments, including normal recurring adjustments which, in the opinion of management, are necessary to present fairly the operations and cash flows for the periods presented.

On September 2, 2006, Celtic Capital, Inc. was incorporated in the State of Nevada. On October 20, 2008, Celtic Capital, Inc. changed its name to Entertainment Educational Arts Inc. On May 12, 2010, the Company changed its name to DNA Precious Metals, Inc. (the “Company”). On October 29, 2010, the Company formed DNA Canada Inc., a Canadian (Province of Quebec) incorporated company, as a wholly-owned subsidiary. The Company operated certain exploration operations through this Canadian entity.

The Company acquired certain mining claims on September 9, 2011 located in the Montauban and Chavigny townships near Grondines-West in the Portneuf County of Quebec, Canada.

On October 30, 2013 and November 27, 2013, the Company entered into binding agreements for the asset acquisitions of an undivided one hundred percent (100%) interest in certain mineral claims and mining assets located in the Province of Quebec’s Montauban and Chavigny townships near Grondines West, in the county of Portneuf, specifically Mining Lease BM 748 and Mining Concession Miniere CM 410. The purchase price was CDN$75,000 together with the issuance of 10,500 common shares of the Company. The common shares for the acquisition were valued at their fair market value on the day they were issued which totaled $496,860. In connection with the asset purchase, the Company also issued 400 shares of common stock to a former supplier of the vendor for mining related information of the assets purchased valued at $20,000 along with cash consideration of CDN$20,000. The transaction was approved by a bankruptcy court in Montreal, Quebec overviewing the financial restructuring of the vendor on April 17, 2014.

On January 10, 2014, the Company entered into an asset purchase agreement for an undivided one hundred percent (100%) interest in certain mineral claims located in the Province of Quebec’s Montauban and Chavigny townships near Grondines West, in the county of Portneuf, including claims, rights, concessions and leases. The purchase price was CDN$70,000, 10,000 common shares of the Company and a one percent (1%) net smelter return. The Company paid CDN$10,000 upon the signing of the asset purchase agreement with the cash balance due, along with the common shares, upon the closing of the asset purchase agreement and transfer of the mineral claims in the name of the Company. The transfer of the mineral claims was completed in February 2014 whereby the remaining cash balance due and the common shares were released to the vendor.

WHITE FOX VENTURES, INC.
(FORMERLY BREATHE ECIG CORP.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2016

NOTE 1 -          ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

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

On December 4, 2014, the Company presented a renewal request with the Government of the Province of Quebec to renew all 122 claims.  This was granted through a decision dated February 23, 2015.

On January 16, 2015, Breathe LLC, a Tennessee limited liability company, and Breathe eCigs. Corp., a Tennessee corporation (“Breathe”), entered into a Share Exchange Agreement (the “Exchange Agreement”) with the Company, whereby the Company acquired all of the issued and outstanding membership interests Breathe LLC in consideration for the issuance of 1,500,000 shares of the Company’s common stock to the members of Breathe LLC.

As a result of the transaction effected by the Exchange Agreement, at closing Breathe became a wholly owned subsidiary of the Company, with the former Breathe equity holders owning approximately 56% of the then issued and outstanding common stock of the Company. The Company accounted for this acquisition as a reverse merger, whereby Breathe became the accounting acquirer. As a result, the comparative figures are those of Breathe.

In connection with the acquisition of Breathe LLC, on March 5, 2015 the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) pursuant to which the Company merged with its wholly owned subsidiary, Breathe eCig Corp. The sole purpose of the Merger was to effect a change of the Company's name from DNA Precious Metals, Inc. to Breathe eCig Corp. This name change more accurately reflected the Company’s operations at the time.

With the acquisition of Breathe LLC, the Company determined to spin-off the operations of its mining operations, which were being conducted through the Company’s wholly owned subsidiary, DNA Canada, Inc. (“DNAC”).  Effective February 3, 2015, the Company declared a stock dividend whereby each of the Company’s shareholders on the record date (February 3, 2015) would receive one share of DNAC for every two shares of the Company’s common stock owned. The former members of Breathe LLC tendered their shares of DNAC for redemption by the Company.

With the completion of the spin-off, the Company was no longer in the mining field and its sole and exclusive business operations was the marketing of its electronic cigarettes and related vapor devices. In March 2015, the Company entered into Distribution Agreements with various distributors for the distribution of the Company’s products.

On May 11, 2015, the Company formed two wholly owned subsidiaries to conduct non-eCigarette related business by way of holding medical device and other related intellectual property for the future development of for-profit activates and/or partnerships. Currently these entities are inactive, and neither holds any assets, carries any liabilities nor holds any intellectual property.

WHITE FOX VENTURES, INC.
(FORMERLY BREATHE ECIG CORP.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2016

NOTE 1 -          ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

On January 25, 2016, Mr. Seth M. Shaw succeeded Mr. Joshua Kimmel as Chief Executive Officer of the Company.  Mr. Kimmel resigned as a director and officer of the Company at that time.

On March 15, 2016, following the receipt of written consents representing a majority of its issued and outstanding shares, the Company filed an amendment to its Articles of Incorporation with the Nevada Secretary of State, increasing its authorized common stock from 500,000,000 to 8,000,000,000 shares.

On April 5, 2016, Mr. Shinsuke Nakano was appointed Chief Executive Officer of the Company.  Simultaneously, Mr. Shaw was appointed Interim Chief Financial Officer and Director.

As of March 30, 2016, pursuant to a settlement agreement under trademark litigation with plaintiff, Breathe LLC (a Florida limited liability company, or “Breathe Florida”), the Company ceased its continuing operations in the eCigarette business. In accordance with the settlement agreement, the Company was required to pay two cash payments to Breathe Florida ($10,000 was paid on March 31, 2016 and $15,000 was paid on August 10, 2016). Under this agreement, the Company also was required to issue 500,000 restricted common shares of Company stock to Breathe Florida in addition to the transfer of 5,000,000 common shares which it held in Tauriga Sciences, Inc. At September 30, 2016 the value of the shares was $20,500 ($0.0041 per share). The Company further agreed to split 50/50 any future sales of its held inventory. The sale of inventory was to be a joint effort by the two companies and was expected to last for one year from April 1, 2016. The Company’s management does not expect to sell the remaining inventory and has fully impaired the asset as of September 30, 2016.

On April 5, 2016, the Company announced its intention to give White Fox Ventures Inc. a majority controlling interest in the Company pursuant to an Acquisition Agreement by which White Fox Ventures Inc. was to be acquired for an undetermined number of shares equating 85% of the total issued and outstanding capital of the Company. The deal was initially scheduled to close on April 15, 2016, subject to extension. On May 6, 2016, the Company and White Fox Ventures Inc. rescinded the transaction following the due diligence on the acquisition. It was determined that the agreement and acquisition were not in the best interests of the Company at the time. The principal of White Fox Ventures Inc., Shinsuke Nakano (“Nakano”), and investors had invested $196,557 into the Company in the form of payment of various settlements and invoices outstanding. The investment was treated as private placement at $0.0001, whereby the Company, on May 10, 2016, issued to Nakano and investors 19,655,700 shares of common stock, representing approximately 72% of the shares of the Company at the time. In addition, Nakano was named as the Chief Executive Officer of the Company and the Chairman of the Board and Mr. Takehiro Abe was appointed to the positions of Chief Operating Officer ("COO") and Director ("Board Member".)

On May 23, 2016, the Company filed with the Secretary of State for the State of Nevada, the amendment to its Articles of Incorporation to change the name of the company to White Fox Ventures, Inc. (“White Fox”) to better reflect the new direction of the business and to effect a 100:1 reverse stock split.

On June 17, 2016, the Company formed a subsidiary with 99% majority ownership stake.  The remaining 1% of the equity in this subsidiary, White Fox Japan LLC, is held by the Company’s Chief Operating Officer and Director, Takehiro Abe, a related party.  The Company currently conducts all transactional operational activity through this subsidiary, which plans, manages and promotes seminars and classes in Japan.

On June 22, 2016, FINRA announced its final approval for the Company’s change of name to White Fox Ventures, Inc., as well as a 100:1 reverse stock split and the Company’s new ticker symbol, AWAW, which began trading on July 20, 2016.  All share figures are shown in this report are on a post reverse split basis.

WHITE FOX VENTURES, INC.
(FORMERLY BREATHE ECIG CORP.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2016

NOTE 1 -          ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

Going Concern

The condensed consolidated financial statements have been prepared on a going concern basis. The going concern basis of presentation assumes that the Company will continue in operation for the foreseeable future and be able to realize its assets and discharge its liabilities and commitments in the normal course of business. The Company has generated net losses from operations totaling $866,910 and $5,496,643 for the nine months ended September 30, 2016 and 2015, respectively. Losses from discontinued operations were $147,675 and $2,217,944 for the nine months ended September 30, 2016 and 2015, respectively.

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

On March 30, 2016, the Company discontinued the operations of its eCigarette business as a result of the settlement agreement that the Company entered into with Breathe Florida. The Company was able to convert over $1,050,000 in debt in exchange for the intellectual property of the Company in the eCig industry, and agreed to exit the industry and sell off or dispose of all remaining inventory during the next fiscal year. The Company’s management does not expect to sell the remaining inventory and has fully impaired the asset as of September 30, 2016.

The Company can give no assurance that it will achieve profitability through its subsidiary in its new business of membership sales providing business seminars and classes in Japan, or be capable of sustaining profitable continuing operations. These condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of the carrying amounts of assets or the amount and classification of liabilities that might result if the Company is unable to continue as a going concern. These factors raise substantial doubt regarding the ability of the Company to continue as a going concern.

Basis of Accounting

These condensed consolidated financial statements are prepared in conformity with United States generally accepted accounting principles (“U.S. GAAP”) and are presented in U.S. dollars.

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

WHITE FOX VENTURES, INC.
(FORMERLY BREATHE ECIG CORP.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2016

NOTE 2 -          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and Breathe as the acquisition of Breathe was accounted for as a reverse merger and Breathe is the accounting acquirer, from the effective date of the Merger between the Company and Breathe eCigs Corp. All intercompany transactions and accounts had been eliminated on consolidation.

On January 16, 2015, Breathe LLC, a Tennessee limited liability company, and Breathe eCigs Corp., a Tennessee corporation (“Breathe”), entered into a Share Exchange Agreement (the “Exchange Agreement”) with the Company, whereby the Company acquired all of the issued and outstanding shares of common stock of Breathe in consideration for the issuance of 1,500,000 shares of common stock. The consolidation of Breathe eCigs Corp began January 16, 2015 through March 29, 2016 as part of continuing operations. On March 30, 2016, Breathe eCigs Corp. was moved to discontinued operations with retroactive restatement for comparative purposes.

On June 17, 2016, the Company formed a subsidiary with 99% majority ownership stake.  The remaining 1% of the equity in this subsidiary, White Fox Japan LLC, is held by the Company's Chief Operating Officer and Director, Takehiro Abe, a related party.  The Company currently conducts all of its transactional operational activity through this subsidiary, which plans, manages and promotes seminars and classes in Japan. Consolidation of the subsidiary began with the commencement of operations upon initial funding on July 19, 2016 through the period ended September 30, 2016.

Business Combination

On January 16, 2015, Breathe LLC, a Tennessee limited liability company, and Breathe eCigs., a Tennessee corporation (“Breathe”) entered into the Exchange Agreement with the Company, whereby the Company acquired all of the issued and outstanding shares of common stock of Breathe in consideration for the issuance of 1,500,000 shares of common stock. This business combination was accounted for as a reverse merger whereby Breathe is the accounting acquirer, since the former Breathe shareholders then controlled greater than 50% of the voting control of the Company.

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

Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of information that historically has not been recognized in the calculation of net income. The condensed consolidated financial statements include the accounts and activities of the 99% majority owned subsidiary, White Fox Japan LLC, which is presented with a non-controlling interest of 1% for the share owned by a related party, the Company's Chief Operating Officer and Director, Takehiro Abe. The subsidiary conducts all transactional operational activity of the Company.  The subsidiary will plans, manages and promotes seminars and classes in Japan.

WHITE FOX VENTURES, INC.
(FORMERLY BREATHE ECIG CORP.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2016

NOTE 2 -          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments and other short-term investments (measured on the purchase date) with maturity of three months or less, when purchased, to be cash equivalents.

Marketable Securities

Marketable equity securities included in Investment-available for resale (current) and other investments (non-current) are stated at the lower of cost or market in the aggregate.   Unrealized gains or losses appear in Other Comprehensive Income (Loss).  Realized gains and losses on the sale of securities are based on the average cost of all the units of a particular security held at the time of sale.

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

WHITE FOX VENTURES, INC.
(FORMERLY BREATHE ECIG CORP.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2016

NOTE 2 -          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue Recognition

The Company recognizes revenues from the sale of the Company’s products when the following criteria are met: (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred; (iii) the price to the customer is fixed or determinable; and (iv) collection of the sales price is reasonably assured.  Delivery occurs when goods are shipped and title and risk of loss have passed to the customer.  Revenue is deferred in all instances where the earnings process is incomplete.  Payments received before all the relevant criteria for revenue recognition are satisfied will be recorded as deferred revenue.  Revenues and costs of revenues from consulting contracts will be recognized during the period in which the service will be performed.  All revenues will be reported net of any sales discounts or taxes.  Any revenues applicable to discontinued operations are included.

Deferred Revenue

The Company defers revenue for funds received on contracts where future value is received or could be received by the subscriber. The contracts fall into one of two categories; annual and lifetime memberships. The AWA Plus membership and the Premium membership are both annual memberships and the revenue received on these contracts are recognized pro-rata over the life of the contract or twelve months. Crest Partner and Partner memberships are lifetime memberships. Lifetime memberships are valid only when an annual membership is purchased and in good standing. The revenue on these contracts recognized over the expected duration of the contracts. In the absence of an observable duration, the Company has estimated that the duration of the contracts will be 36 months. Once an average length can be estimated the Company will reevaluate this assumption.

Trade Receivables and Allowance for Doubtful Accounts

The Company was engaged up until March 30, 2016 in the sales and distribution in the consumer products market through sales to distributors, wholesalers and direct to consumers via e-commerce sales of eCigarettes for use by consumers.  Trade receivables consisted primarily of amounts due to the Company from its normal business activities whereby approved distributors and wholesalers were extended terms after down payments on orders. The Company controlled credit risk related to the trade receivables through credit approvals, credit limits and monitoring procedures, and performed ongoing credit evaluations of the customers. In assessing the carrying value of its trade receivables, the Company estimated the recoverability by making assumptions based on factors such as current overall and industry-specific economic conditions, historical and anticipated customer performance, historical write-off and collection experience, the level of past-due amounts, and specific risks identified in the accounts receivable portfolio. Additional changes to the allowance could be necessary in the future if a customer’s creditworthiness deteriorates, or if actual defaults are higher than the Company’s historical experience. Any difference could result in an increase or decrease in the allowance for doubtful accounts. All accounts receivable, net of an allowance are considered uncollectable and have a carrying value of $0 in light of the discontinuance of operations in the consumer products market.

Prepaid Expenses

At times the Company pays for services, commissions, contracts or obligations under other agreements where the value of those services may extend beyond the current period. These amounts are recognized over the useful benefit period. The Company classifies amounts paid for sales commissions on contracts sold by a third party. These commissions are recognized to match the revenue recognized of the contracts. The Company also classifies costs of production of promotional content to recognize expense over the period content is in use.

Inventory

Finished Goods Inventory - Finished goods inventory is stated at the lower of cost or market determined by the first-in, first-out method, and include salable eCigarette product items and supplies that are sale ready to ship to consumers, wholesalers or distributers. Shipping and handling costs (consisting of all costs to warehouse, pick, pack and deliver inventory to customers) will be included in cost of goods sold. Samples were included in marketing expenses which are a component of general and administrative costs. Expenses, upon disposition, were reclassified to loss from discontinued operations. The Company in March 2015 entered into Distribution Agreements with various distributors for the distribution of the Company’s products. The Company placed an initial order for merchandise in the amount of $437,750 on March 27, 2015. The Company outsourced the assembly and production of its products held for resale and did not hold any of the product in its possession. The Company’s inventory is received, housed and distributed by a third-party fulfillment provider. As of September 30, 2016, the inventory held by the third-party fulfillment provider had a value of $227,685.

As of March 30, 2016, pursuant to a settlement agreement under trademark litigation, the Company had ceased its continuing operations in the eCigarette business. The Company agreed to split 50/50 any future sales of its held inventory with Breathe Florida. The sale of inventory is a joint effort by the two companies and shall last for one year from April 1, 2016. After such period, the Company will dispose of any remaining inventory.

As a result of the settlement agreement and the discontinuance of the eCig operation, management estimated that it could sell the current inventory at $.50 for each $1 of inventory. Therefore an allowance was recorded to recognize the current expected net realizable value of the on-hand inventory.  The inventory balance was $0 and $114,067 as of September 30, 2016 and December 31, 2015, respectively. This balances are reflected in inventory from discontinued operations. The Company’s management does not expect to sell the remaining inventory and has fully impaired the asset as of September 30, 2016.

WHITE FOX VENTURES, INC.
(FORMERLY BREATHE ECIG CORP.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2016

NOTE 2 -          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Loss Per Share of Common Stock

Basic net loss per share (“Basic EPS”) is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding for the period.

Diluted loss per share is computed by dividing adjusted net income available to common shareholders by the weighted average number of common shares outstanding adjusted for the effects of all dilutive common share issuances.

Dilutive common share issuances shall be deemed to have been converted into ordinary shares at the beginning of the period.

For the purpose of calculating diluted loss per share, the Company shall assume the exercise of dilutive stock options and warrants, as well as shares reserved for the conversion of certain notes payable. The assumed proceeds from these instruments shall be regarded as having been received from the issue of common shares at the average market price of common shares during the period. Dilutive common share issuances are not included in the computation of diluted loss per share when the Company reports a loss because to do so would be anti-dilutive for the periods presented.

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

The accounting treatment for derivative financial instruments requires that the Company record the conversion option and related warrants at their fair values as of the inception date of the agreements, and at fair value as of each subsequent balance sheet date, should the characteristics of these instruments warrant the need to record the derivative liability.

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

The fair value of conversion options at a fixed number of shares is recorded using the intrinsic value method. Conversion options at variable rates and any options and warrants with ratchet provisions are deemed to contain a “down-round protection”. Accordingly, they do not meet the scope exception for treatment as a derivative under ASC 815 since “down-round protection” is not an input into the calculation of the fair value of the equity instruments and cannot be considered “indexed to the Company’s own stock”, which is a for the scope exception as outlined under ASC 815.

WHITE FOX VENTURES, INC.
(FORMERLY BREATHE ECIG CORP.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2016

NOTE 2 -          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Derivative Financial Instruments (Continued)

The Company issued convertible notes and warrants and has determined that a conversion option is embedded in the notes and it is required to bifurcate the conversion option from the host contract under ASC 815 and account for the derivatives at fair value. The estimated fair value of the conversion option was determined using the binomial model. The fair value of the conversion option was classified as a liability until the debt was converted by the note holders or paid back by the Company. The fair value was affected by changes in inputs to that model including the stock price, expected stock price volatility, the contractual term, and the risk-free interest rate. The Company continued to classify the fair value of the conversion option as a liability until the conversion option was exercised, expired or amended in a way that would no longer require these conversion options to be classified as a liability, whichever comes first. The Company has adopted a sequencing policy that reclassifies contracts (from equity to assets or liabilities) with the most recent inception date first. Thus any available shares are allocated first to contracts with the most recent inception date.

For the binomial lattice options pricing model, the Company used the following assumptions and weighted average fair value ranges as at the transaction date, April 28, 2014:

Convertible Notes:	April 28, 2014	September 30, 2016
Risk free interest rate	0.0577%	N/A
Dividend yield	N/A	N/A
Volatility	86.31%	N/A

Warrants:	April 28, 2014	September 30, 2016
Risk free interest rate	0.144%	N/A
Dividend yield	N/A	N/A
Volatility	97.33%	N/A

The Company had repaid the debt associated with the derivative liability in December 2014. However, it carried the warrants through the conversion of those warrants in September 2015. As a result of the conversion of the warrants, the entire derivative liability was extinguished as of September 30, 2015. The Company has no other instruments that contain embedded derivatives.

Prior to the effective date of the March 15, 2016 amendment to the Company's Articles of Incorporation increasing the authorized common shares of the Company from 500,000,000 to 8,000,000,000 shares, the Company did not have sufficient authorized shares to effectuate any conversion of convertible notes outstanding with either of the two noteholders. The Company remained in constant negotiations with the noteholders resulting in amended agreements dated March 25, 2016 and March 29, 2016, respectively, and the noteholders did not exercise their right to issue the Company a notice of default. At no time did the Company consider that the notes outstanding could not be fully settled. Upon the filing of the amendment to the Articles of Incorporation the Company in effect, cured any default under the note agreements, and as a result, no derivative liability was recorded by the Company. The amended note agreements reflect the current number of common shares needed to settle the remaining convertible note agreements and there are sufficient shares available to settle these agreements.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation. The reclassifications had no effect on the net loss or cash flows of the Company.

WHITE FOX VENTURES, INC.
(FORMERLY BREATHE ECIG CORP.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2016

NOTE 2 -          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Restated Financial Statements

Prior year amounts are presented in accordance with Amendment No. 1 to Form 10 Q/A for the quarters ended March 31, 2015 and September 30, 2015 as filed with the Securities and Exchange Commission on November 10, 2015. The required adjustments were made to properly account for the acquisition of Breathe eCigs Corp. (formerly Breathe LLC) on January 16, 2015 as a reverse merger for accounting purposes.

Recently Issued Accounting Standards

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
SEPTEMBER 30, 2016

NOTE 3 -          ACQUISITION

Breathe eCigs Corp. Acquisition and Spin-off of DNA Canada, Inc.

On January 16, 2015, Breathe LLC, a Tennessee limited liability company, and Breathe eCigs Corp., a Tennessee corporation (“Breathe”), entered into a Share Exchange Agreement (the “Exchange Agreement”) with the Company, whereby the Company acquired all of the issued and outstanding shares of common stock of Breathe in consideration for the issuance of 1,500,000 shares of common stock.

As a result of the transaction effected by the Exchange Agreement, at closing Breathe became a wholly owned subsidiary of the Company, with the former Breathe equity holders owning approximately 56% of the then issued and outstanding common stock of the Company. The Company accounted for this acquisition as a reverse merger, whereby Breathe became the accounting acquirer. As a result, the comparative figures are those of Breathe.

With the acquisition of Breathe, management determined that it would be in the best interest of the Company and its shareholders to spin off the exploration stage mining business from the eCigarette business, in order to allow each company to focus on its principal business activity and to facilitate capital formation. The Company declared a stock dividend to its shareholders of record as of February 3, 2015 of its wholly owned subsidiary, DNA Canada, Inc. Each shareholder of record on the record date received one share of DNA Canada, Inc. for every two shares of the Company owned by the shareholder on this date. With the completion of the stock dividend, the Company no longer has an equity interest in DNA Canada, Inc.

The former shareholders of Breathe participating in the stock dividend were required to tender for redemption any shares of DNA Canada, Inc. common stock received pursuant to the stock dividend in accordance with the Exchange Agreement.

On March 5, 2015, the Company and Breathe entered into an Agreement and Plan of Merger pursuant to which the Company merged with its wholly owned subsidiary, Breathe. As permitted under Nevada law, the sole purpose of the Merger was to affect a change to the Company’s name from DNA Precious Metals, Inc. to Breathe. This change to the Amended Articles of Incorporation and name change took effect on March 11, 2015.

WHITE FOX VENTURES, INC.
(FORMERLY BREATHE ECIG CORP.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2016

NOTE 4 -          DISCONTINUED OPERATIONS

Trademark Settlement/Disposal of eCigarette Operations

As of March 30, 2016, pursuant to a settlement agreement under trademark litigation with plaintiff, Breathe LLC (a Florida limited liability company, or “Breathe Florida”), the Company ceased its continuing operations in the eCigarette business. In accordance with the settlement agreement, the Company was required to pay two cash payments to Breathe Florida (with $10,000 paid on March 31, 2016 and $15,000 paid on August 10, 2016). Under the agreement, the Company also was required to issue 500,000 restricted common shares of Company stock in addition to the transfer of 5,000,000 common shares which it held in Tauriga Sciences, Inc. At September 30, 2016 the value of the shares was $20,500 ($0.0041 per share.) The Company transferred the shares of Tauriga Sciences, Inc. on November 2, 2016. The Company further agreed to split 50/50 any future sales of its held inventory with Breathe Florida.  The sale of inventory shall be a joint effort by the two companies and shall last for a duration of one year from April 1, 2016. After such period, the Company will dispose of any remaining inventory. The Company does not expect to sell the remaining inventory and has fully impaired the asset as of September 30, 2016.

As a result of the disposal of the business and the discontinuance of the eCigarette operations, the following chart reflects the results of the condensed consolidated financial statements as loss from discontinued operations as of September 30, 2016:

WHITE FOX VENTURES, INC.
(FORMERLY BREATHE ECIG CORP.)
CONSOLIDATED STATEMENTS OF DISCOUNTED OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015
(UNAUDITED)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30		SEPTEMBER 30
	2016	2015	2016	2015
REVENUE	$-	$64,218	$ 19	$70,218

COST OF GOODS SOLD	-	93,447	1,851	100,504

GROSS LOSS	-	(29,229)	(1,832)	(30,286)

OPERATING EXPENSES
Research and development	-	10	-	2,188
Marketing, advertising and promotion	-	95,930	9,000	534,163
Rent	3,561	3,561	10,683	4,748
Salaries and related expenses, including stock-based compensation	-	53,660	10,911	167,810
Professional fees	-	26,939	-	1,182,175
Depreciation and amortization	-	12,585	-	25,034
General and administrative	-	104,464	1,631	271,540
Total operating expenses	3,561	297,149	32,225	2,187,652

OTHER (INCOME) EXPENSE
Loss from Inventory valuation LCM	113,842	-	113,618	-
Total other (income) expense	113,842	-	113,618	-

Net loss from discontinued operations	$(117,403)	$(326,378)	$(147,675)	$(2,217,944)

WHITE FOX VENTURES, INC.
(FORMERLY BREATHE ECIG CORP.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2016

NOTE 4 -          DISCONTINUED OPERATIONS (CONTINUED)

Trademark Settlement/Disposal of eCigarette Operations (Continued)

WHITE FOX VENTURES, INC.
(FORMERLY BREATHE ECIG CORP.)
BALANCE SHEET FROM DISCONTINUED OPERATIONS

	September 30, 2016	Dcember 31, 2015
Inventory of discontinued operations, net of valuation allowance	$-	114,067

Liabilities of discontinued operations	$239,004	232,771

NOTE 5 -          INVESTMENT - AVAILABLE FOR SALE SECURITY

On March 31, 2015, the Company received 10,869,565 common shares of Tauriga Sciences, Inc. (“TAUG”) (valued at $100,000) in exchange for 26,667 shares in connection with a commercialization/license agreement with TAUG to jointly develop a new line of business involving CBD oil cartridges on the same date. The Company shares were reflected as an investment. Due to the very low stock value of both companies and with the Company exiting the eCigarette business, both companies have impaired their respective investment to $0 as December 31, 2015. As of March 30, 2016, pursuant to the settlement agreement under trademark litigation with plaintiff, Breathe Florida, the Company was required to transfer 5,000,000 of the shares it held in Tauriga Sciences, Inc. (the transfer was done on November 2, 2016.) At September 30, 2016, the value of total shares held was $44,565 ($0.0041 per share.)

On August 22, 2016 the Company entered into an agreement to invest $2,500,000 into NQ Minerals, PLC, an Australian mining company listed in London under the symbol of NQMI. Upon entering this agreement the Company invested $150,000, purchasing 1,351,351 shares. At September 30, 2016 the Company invested an additional $100,000 receiving 900,901 common shares.  Effective December 1, 2016 the Company has withdrawn from its commitment to NQ Materials PLC to purchase a $2,500,000 stake in the company.  At the time of the termination of this agreement the Company had invested $250,000 acquiring 2,252,252 common shares.  With the withdrawal from the commitment the Company has classified the entire investment as a current asset. At September 30, 2016, the Company recorded an unrecognized loss in Other Comprehensive Income in the amount of $103,604. The loss was determined by recalculating the investment at it's fair value at September 30, 2016 and adjusting the valuation account to reflect the change in value.

NOTE 6 -          CONVERTIBLE NOTES AND DERIVATIVE LIABILITIES

The following is a summary of convertible notes payable and the related derivative liabilities associated with the convertible notes payable.  As a result of the reverse merger, Breathe assumed responsibility of these DNA Precious Metals, Inc. notes, and any related derivative liability that exists under these notes related to the warrant agreements. Therefore, a full discussion has been provided for clarification.

On May 18, 2015, Typenex Co-Investment, LLC (“Typenex”) filed a binding arbitration against the Company in the State of Utah (the “Utah Lawsuit”) regarding a certain Warrant to purchase shares of the Company’s common stock. The Utah Lawsuit is described in more detail in Item 3 of the Company’s Annual Report for the year ended December 31, 2015 and subsequent filings.

WHITE FOX VENTURES, INC.
(FORMERLY BREATHE ECIG CORP.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2016

NOTE 6 -          CONVERTIBLE NOTES AND DERIVATIVE LIABILITIES (CONTINUED)

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

Additionally, pursuant to the Settlement Agreement, beginning on January 1, 2016, Typenex had the right to put the Typenex Shares back to the Company (the “Put Right”) at the following prices: (a) for Typenex Shares put to the Company from January 1, 2016 to April 30, 2016 the price would be $1.00 per share. (b) for Typenex Shares put to the Company from May 1, 2016 to August 31, 2016 the price would be $2.00 per share. and (c) for any Typenex Shares put to Company between September 1, 2016 and December 31, 2016, the price would be $3.00 per share. Typenex had the right to put up to 6,667 Typenex Shares per month to Company (the “Monthly Put Amount”) per month.  If the number of Typenex Shares put to Company in a given month was less than the Monthly Put Amount (such difference, the “Rollover Shares”), Typenex had the right to put such Typenex Shares to Company at any time in the same or immediately succeeding period.  In addition to the Monthly Put Amount, Typenex also had the right to put up to 6,667 Rollover Shares per month to Company.  Additionally, Typenex agreed that during any calendar week it would not sell more Typenex Shares than the greater of (i) 10% of the weekly trading volume of the Common Stock as reported on Bloomberg, L.P. or (ii) an aggregate market value of $5,000. At such time that Typenex’s Net Sales (gross proceeds of sales of the Typenex Shares sold in a minus any trading commissions or costs associated with clearing and selling such Typenex Shares minus the purchase price paid for any shares of Common Stock purchased on the open market) of Typenex Shares was equal to or greater than $200,000, Typenex’s Put Right would automatically terminate and Typenex would have no further rights to put Typenex Shares or Rollover Shares.

Upon execution of the Settlement Agreement and Exchange Agreement, both parties released all claims each may have against the other relating to any other agreements to which both may be party.  Under the Settlement Agreement, the Company executed a Confession of Judgment in the amount of $500,000 (the “Confession of Judgment”).  In the event the Company committed a material breach of the Settlement Agreement which was not cured within five trading days, Typenex would have the right to enforce the Confession of Judgment.  The Confession of Judgment, if filed as set forth above, would have carried an interest rate of 12% until paid.

On March 25, 2016, the Company paid $55,000 to Typenex to settle all obligations resulting from these agreements.

Convertible Note dated June 8, 2015

On June 8, 2015, the Company entered into a 12% convertible redeemable note payable with an investor. The principal amount of the note was $100,000, with net proceeds received of $96,500. The $3,500 represented legal fees. This note was to mature on June 8, 2016. The note bore interest at 12%, compounded annually. The note was convertible, in whole or in part, into shares of the Company’s common stock at a conversion price equal to the lower of closing price of the common stock on the principle market on the training day immediately preceding the closing date or 35%, of the lowest trading price of the Company’s common stock during the 20 trading days prior to conversion. Under terms of the convertible note agreement, if the closing sale price at any time fell below $5.00, then such 35% figure specified above would be reduced to 20%.  The stock closing price went below $5.00 per share in the three months ended September 30, 2015.

WHITE FOX VENTURES, INC.
(FORMERLY BREATHE ECIG CORP.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2016

NOTE 6 -          CONVERTIBLE NOTES AND DERIVATIVE LIABILITIES (CONTINUED)

Convertible Note Dated June 8, 2015 (Continued)

Under the convertible note agreement, the Company was required to maintain a sufficient number of shares, free from preemptive rights, to provide for the issuance of common stock upon conversion. The Company was required at all times to authorize a reserve of five times the number of shares that are actually issuable upon full conversion of this note. The Company initially instructed the transfer agent to reserve 165,000 shares of common stock for the noteholder for issuance upon conversion.  The noteholder waived the requirement of the reserve shares above and beyond what was needed to convert through the maturity date, notwithstanding the initial reserve amount.  At September 30, 2015 the number of shares that were issuable upon full conversion of then outstanding principal and accrued unpaid interest was 740,943, based on 20% of the lowest trading price of the Company’s common stock as reported on the OTCQB for the twenty prior trading days including the day upon which a notice of conversion is delivered ($0.70).

On January 4, 2016 the Company issued 166,700 shares of common stock to the holder of the convertible note upon the noteholder’s conversion of $10,002 of principal only into shares.  The applicable conversion price was $0.06.  Upon this conversion, the note had a remaining balance including default interest fees of $40,000.

On March 29, 2016, the Company entered into an agreement with this noteholder to amend this convertible note to cure the default clause of the original agreement (no notice of default was provided).  The event of default was due to the Company’s inability to reserve sufficient shares required by the convertible note agreement based on the total authorized and unissued shares, which was subsequently cured with the increase of the authorized shares to 8,000,000,000 on March 15, 2016.  The holder agreed to reset the total balance due to the “Adjusted Current Balance” of $40,000.  Also, under the agreement the price of future conversions would be set at $0.10.  The Company was further required to reserve common shares of not less than 400,000. From the date of this agreement, the note shall not be subject to interest.

On April 11, 2016, the Company issued 200,000 shares of common stock (of the 400,000) to the noteholder.  The noteholder converted $2,030 of principal only for the shares. Upon this conversion, the note had a balance of $37,970. Upon the issuance of the remaining 200,000 shares, any applicable loss on conversion will be recorded at that time.

As of July 15, 2016, the noteholder rendered notice of conversion to the transfer agent to convert $1,898 of outstanding principal. 1,897,700 shares were issued at a conversion rate of $0.001 (the pre-split basis). The Company believes that the stock should have been issued on a post-split basis whereby $189,770 of conversion value was transferred. The Company applied these shares towards the outstanding balance of the note of $40,000 ($0.021 per share.) There is no guarantee that the Company will be able to recover the shares or receive value from the excess shares transferred.

The note balance was $0 and $50,002 as of September 30, 2016 and December 31, 2015, respectively.

Convertible Note dated June 10, 2015

On June 10, 2015, the Company entered into a 12% convertible redeemable note payable with an investor. The principal amount of the note is $82,500, with net proceeds received of $75,000. The $7,500 represents an original issue discount. This note was to mature on September 10, 2016. The note bore interest at 12%, compounded annually. The note was convertible, in whole or in part, into shares of the Company’s common stock at a conversion price will be the lower of 60% of the lowest trading price of the Company’s common stock as of the date of conversion notice or $6.00 per share.

As consideration for the holder’s commitment to purchase this debenture, the Company issued 6,000 shares of the Company’s common stock to the holder.

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

On March 25, 2016, the Company entered into an agreement with the noteholder to amend original note agreement.  As part of this amendment, the Company paid $20,000 in cash to the noteholder and the noteholder agreed to reset the total balance due to the “Adjusted Current Balance” of $123,000 representing 1,230,000 shares to be issued at $0.10.

The note balance was $0 and $154,188 as of September 30, 2016 and December 31, 2015, respectively.

WHITE FOX VENTURES, INC.
(FORMERLY BREATHE ECIG CORP.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2016

NOTE 6 -          CONVERTIBLE NOTES AND DERIVATIVE LIABILITIES (CONTINUED)

In March 2016, the noteholder in three (3) separate conversions converted $11,188 of principal and accrued fees into 765,000 shares of stock leaving a balance due under this note including interest and fees of $143,000.

On March 25, 2016, the Company entered into an agreement with the noteholder to amend original note agreement.  As part of this amendment, the Company paid $20,000 in cash to the noteholder and the noteholder agreed to reset the total balance due to the “Adjusted Current Balance” of $123,000 representing 1,230,000 shares to be issued at $0.10

Convertible Note dated December 23, 2015

On December 23, 2015, the Company entered into a 12% convertible redeemable note payable with an investor in the amount of $72,263. This note matures on December 23, 2016. The note bears interest at 12%, compounded annually. Any amount of principal or interest on this note which is not paid when due shall bear an interest rate of 24% per year (“default interest”.) The note may be converted, in whole or in part, into shares of the Company’s common stock. The conversion price will be the lower of 55%, equivalent to a 45% discount, of the lowest trading price of the Company’s common stock during the 20 consecutive training days immediately preceding the conversion date and the closing sale price of the common stock on the principal market on the trading day immediately preceding the closing date. If the Company's share price at any time loses the bid (ex: 0.0001 on the “ask” and zero market makers on the bid on level 2), then the conversion price may, in the holder’s sole and absolute discretion, be reduced to a fixed conversion price of $0.001 (if lower than the conversion price otherwise.)

Under terms of this agreement, the Company was required to set up an initial reserve of 50,000 common shares of stock for the potential conversion of convertible note principal and interest with an additional reserve of 2,450,000 shares of common stock in the name of the holder for issuance upon conversion as soon as a sufficient number of on issued shares become authorized, no later than January 25, 2016. This amount was duly reserved with transfer agent. The Company is required to have authorized and reserved five times the number of shares that are actually issuable upon full conversion of this note.

On March 29, 2016, the Company entered into an agreement with the noteholder to amend this convertible note.  As a result, the Company paid $6,271 in cash to the noteholder and the noteholder agreed to reset the total balance due to the “Adjusted Current Balance” of $78,366.  Also, under the agreement the price of future conversions will be set at $0.10.  No shares have been issued to the noteholder subsequent to this agreement.

The balance as of September 30, 2016 and December 31, 2015, was $92,000 including accumulated penalties and interest of $19,737 which was restructured as a convertible note with a fixed conversion of $0.10 with 0% annual interest.

Convertible Note dated December 24, 2015

On December 24, 2015, the Company entered into an 11% convertible redeemable note payable with an investor in the amount of $43,000. This note matures on December 24, 2016. The note will also bear interest at 11%, compounded annually. Any amount of principal or interest on this note which is not paid when due shall bear an interest rate of 24% per year (“default interest”). Original issue discount was recognized on this note in the amount of $18,000. Deducted from the cash proceeds of this note were $10,000 to cover legal and miscellaneous expenses.  $15,000 was paid in cash to the Company.

On March 29, 2016, the Company entered into an agreement with the noteholder to amend this convertible note. As a result, the Company paid $3,729 in cash to the noteholder and the noteholder agreed to reset the total balance due to the “Adjusted Current Balance” of $46,634.  Also, under the agreement the price of future conversions will be set at $0.10.  The Company has not issued any shares under this agreement.

The balance at September 30, 2016 and December 31, 2015 was $43,000 including $10,000 in default fees.

All convertible notes payable are due within one year and are reflected as current liabilities in the condensed consolidated balance sheet at September 30, 2016.

WHITE FOX VENTURES, INC.
(FORMERLY BREATHE ECIG CORP.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2016

NOTE 6 -          CONVERTIBLE NOTES AND DERIVATIVE LIABILITIES(CONTINUED)

At September 30, 2016, the Company had $0 remaining in discount of the original issue discount with respect to these notes. Amortization of the original issue discount for the nine months ended September 30, 2016 and 2015 was $19,829 and $14,855.  Interest expense on the convertible notes for the nine months ended September 30, 2016 and 2015 was $21,891 and $32,477, respectively. Accrued interest on these convertible notes for three months ended September 30, 2016 was $0.

NOTE 7 -          STOCKHOLDERS’ DEFICIT

Preferred Stock

The Company was established on September 2, 2006 with 10,000,000 shares of preferred stock authorized with a par value of $0.001. The Company has not issued any preferred stock.

Common Stock

The Company was established on September 2, 2006 with 100,000,000 shares of common stock authorized with a par value of $0.001. On December 8, 2011, the Company amended the authorized stock to 150,000,000 shares. On March 17, 2014, the Company amended the authorized stock to 500,000,000 shares. On March 15, 2016, the Company’s shareholders ratified management's restructuring plan by approving the increase in authorized shares to 8,000,000,000.

On May 23, 2016, the Company filed with the Secretary of State for the State of Nevada, the amendment to its Articles of Incorporation to change the name of the company to White Fox Ventures, Inc. (“White Fox”) to better reflect the new direction of the business and to effect a 100:1 reverse stock split. On May 27, 2016, the Company filed the necessary documents with FINRA requesting these items as well as requesting a new ticker symbol.

On June 22, 2016, FINRA announced its final approval for the Company’s change of name to White Fox Ventures, Inc., as well as the 100:1 reverse stock split.  The Company began trading under its new Ticker symbol, AWAW, on July 20, 2016.  All share figures are shown in this report are on a post reverse split basis.

The Company issued the following shares of common stock in 2015:

On January 20, 2015 1,500,000 shares were issued in the acquisition of Breathe which was accounted for as reverse merger.

On March 31, 2015, the Company issued 26,667 shares to Tauriga Sciences, Inc. (“TAUG”) in connection with a commercialization/license agreement with TAUG to jointly develop a new line of business involving CBD oil cartridges on the same date. The Company received from TAUG 10,869,565 shares of TAUG common stock (valued at $100,000) in exchange for the Company shares (reflected as an investment). Due to the very low stock value of both companies and with the Company exiting the eCigarette business, both companies have impaired their respective investment to $0 as December 31, 2015. At September 30, 2016, the value of total shares held was $44,565 ($0.0041 per share) classified as Investment – available for resale security.

On May 10, 2015, the Company issued a supplier 7,500 shares of common stock at a value of $22,500 for the payment of inventory ($3.00 per share) and 3,000 shares of common stock valued at $9,000 ($3.00 per share) to a former noteholder ("Iconic") as part of an Assignment and Assumption Agreement dated May 7, 2015.

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

WHITE FOX VENTURES, INC.
(FORMERLY BREATHE ECIG CORP.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2016

NOTE 7 -          STOCKHOLDERS’ DEFICIT (CONTINUED)

 Common Stock (Continued)

171,500 common shares of stock were issued to noteholders as commitment and assignment shares and recorded as debt financing cost at a value of $176,050 (average price $1.00.)

Under the first tranche of a July 2, 2015 securities purchase agreement, a single investor committed $240,000 for purchase of common stock and warrants.  Net proceeds to the Company from the transaction were $233,500, with $6,500 credited to the purchaser for legal fees.  The securities purchase agreement also called for a second tranche investment by the investor in the amount of $200,000, conditioned upon the effective date of a registration statement to be filed by the Company pursuant to a related registration rights agreement.  The Company could terminate the second tranche in its sole discretion.  The Company filed a Registration Statement on Form S-1 with the SEC on August 17, 2015.   On October 2, 2015, the Company submitted a request for withdrawal of the previously filed Form S-1 pursuant to Rule 477 under the Securities Act.

Under this agreement, the Company was obligated to issue 40,000 common shares of its stock at $6.00 per share subject to adjustments for stock splits, stock dividends, stock combinations and other similar transactions after the date of agreement.  The final purchase price was subject to adjustment based on the closing price of the common stock on a date six months immediately following the closing date.  The final purchase price was also subject to a second adjustment based on the closing price of the common stock thirty days following the first adjustment date.

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

The warrants issued under the agreement gave the investor the right to purchase, on a cashless basis at the investor’s election, up to 40,000 common shares at an exercise price of $20.00, subject to adjustment. At any time while warrants are outstanding, if the Company sells, or grants any option to purchase, any common stock or common stock equivalents at an effective price per share less than the exercise price then in effect but greater than $10.00 (price adjusted), the exercise price of the warrant will be adjusted downward to equal the lower price at which the common stock or common stock equivalents were sold.

On August 25, 2015, the Company consented to an assignment agreement whereby the assignor received $265,000 cash in exchange for the transfer of rights pursuant to the securities purchase agreement dated July 2, 2015.  As part of this agreement, the Company directly paid to the assignee $180,000 in exchange for the assignee waiving all rights under the original agreement related to price adjustments, the second tranche issuance and warrants.

On September 8, 2015, warrants to purchase 6,906 common shares were exercised on a cashless basis to convert to 75,415 common shares based on a price reset to equal the conversion price associated with the debt agreements from the stated strike price of $75.00. The price reset which resulted in the conversion to 75,415 common shares was based on the difference between the market value of the stock at the time (market price of $25.00 multiplied by exercise shares of 6,906) and the exercise price ($3.75) multiplied by number of exercise shares (6,906.) This number was then divided by the adjusted price of the common stock ($1.946).

WHITE FOX VENTURES, INC.
(FORMERLY BREATHE ECIG CORP.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2016

NOTE 7 -          STOCKHOLDERS’ DEFICIT (CONTINUED)

As of December 31, 2015, the Company had 4,708,113 shares of common stock issued and outstanding.  As of December 31, 2015, the Company had a liability of $82,710 for stock to be issued as conversion shares under the note settlement agreement of the March 13, 2015 8% convertible note.  Shares were to be issued in three issuances of 5,000 not to have a value less than $5,000 each, on each of November 1, 2015, December 1, 2015 and January 1, 2016. The Company reversed liability for stock issuable under a distribution agreement in the amount of 50,000 common shares which had a value of $37,500 ($0.75 per share) due to that agreement no longer being in effect.  The Company further had a liability for stock to be issued under a consulting agreement to issue 14,000 shares in the amount of $17,710 ($1.30 per share.) The liability for those shares is included with the note payable balances.

The Company made payments in the amount of $180,000 to buy back price adjustment rights, warrants and additional issuance rights transferred to the assignee under the original stock purchase agreement dated July 2, 2015.

The Company issued the following shares of common stock in 2016:

In the nine months ended September 30, 2016, the Company issued 4,259,501 shares of common stock to holders of convertible notes.  The noteholders converted $186,220 of principal and interest for the shares.  The applicable conversion prices ranged from $0.01 to $0.10 per share.

In the nine months ended September 30, 2016, the Company issued 858,326 shares of common stock to Giovanni  and Peter Comito and their affiliates pursuant to the Comprehensive Settlement Agreement entered into on March 9, 2016 to convert $1,050,000 in notes payable and acquire the intellectual property of the Company.

In the nine months ended September 30, 2016, the Company issued 550,000 common shares to a related party for the settlement of payments made on behalf of the Company.  The Company recognized a loss on debt conversion for the amount in excess of the closing stock price on the day of issuance over the value of the liabilities settled in the amount of $12,500 (550,000 shares at $0.10).

In the nine months ended September 30, 2016, the Company issued 57,955,283 shares of common stock to Company board members and officers and other investors, who had invested $817,088 in the Company in the form of payment of various settlements and invoices outstanding. These investments were treated as private placements with prices ranging from $0.01 to $0.18 per share.

In the nine months ended September 30, 2016, the Company issued 350,000 shares of common stock with a value of $3,255 ($0.0093 per share) along with $10,000 to settle fees due for services in the amount of $118,575. The Company recognized a gain on settlement of $115,320.

On April 15, 2016, the Company issued 500,000 common shares pursuant to a settlement agreement entered into on March 30, 2016, concerning trademark litigation with plaintiff, Breathe LLC (a Florida limited liability company). The shares were valued at $50,000, or $0.10 per share, based upon the closing price of the stock as of the day the Company entered into the settlement agreement.

WHITE FOX VENTURES, INC.
(FORMERLY BREATHE ECIG CORP.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2016

NOTE 7 -          STOCKHOLDERS’ DEFICIT (CONTINUED)

Authorized Reserved Shares

Several of the Company’s convertible notes required the Company to authorize and reserve four and in some cases five times the number of shares that were actually issuable upon full conversion of the notes (based on the conversion price of the notes in effect from time to time.)  The noteholders waived the requirement of the reserve shares beyond what was needed to convert through the maturity date, notwithstanding the initial reserve amount. The Company did not have sufficient authorized and unissued common shares to convert all convertible notes, and exercise all outstanding warrants, as of December 31, 2015. However, the Company’s March 15, 2016 amendment to its Articles of Incorporation, which increased the authorized capital of the Company, cured any deficiency under these obligations. As noted herein, the noteholders had waived this requirement in anticipation of the Company’s charter amendment to increase the authorized number of common shares.

Stock Options

On August 12, 2013, the Company approved and adopted the 2013 Stock Incentive Plan (the “Plan”). Under the 2013 Stock Incentive Plan, the Company may grant options or share awards to its full-time employees, executive officers, directors and consultants up to a maximum of 80,000 common shares. Under the Plan, the exercise price of each option will be established at the time of grant, but may not be less than $25.00. Stock options vest as stipulated in the stock option agreement and their maximum term is 8 years.

The following table summarizes information about the Company’s stock options:

	September 30, 2016		December 31, 2015
		Weighted		Weighted
		average		average
	Number of	exercise	Number of	exercise
	options	Price	options	price

Options outstanding, beginning of period	-	$-	2,000	$25.00
Granted	-	-	-	-
Exercised	-		-	-
Forfeited	-		-	-
Expired	-	$-	(2,000)	(25.00)

Options outstanding, end of period	-	-	-	-

Under the Plan, the minimum exercise price of each option has been established at $25.00. Stock options will vest as stipulated in the stock option agreement and their maximum term is 8 years. In the year ended December 31, 2015 the last of these options expired. There are no outstanding options as of September 30, 2016, and the Company does not anticipate issuing new options under the Plan.

Stock options-based compensation expense included in the condensed consolidated statements of operations and comprehensive loss for the nine months ended September 30, 2016 and 2015 was $0.

WHITE FOX VENTURES, INC.
(FORMERLY BREATHE ECIG CORP.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2016

NOTE 7 -          STOCKHOLDERS’ DEFICIT (CONTINUED)

Warrants

The following table summarizes the Company’s share warrants outstanding as of September 30, 2016 and December 31, 2015:

	September 30, 2016			December 31, 2015
		Weighted	Weighted		Weighted	Weighted
		average	Average		average	average
	Number of	remaining	Exercise	Number of	remaining	exercise
	warrants	life (years)	Price	warrants	life (years)	price

Warrants outstanding, beginning of year	-	-	$-	15,406	1.5	$66.00
Granted	-	-	-	-	-	-
Exercised	-	-	-	(6,906)	-	-
Expired	-	-	-	(8,500)	-	-

Warrants outstanding, end of year	-	-	$-	-	-	$-

On September 8, 2015, the cashless warrants to purchase 6,906 common shares were exercised to convert to 75,415 common shares based on a price reset to equal the conversion price associated with the debt agreements from the stated strike price of $75.00. The price reset which resulted in the conversion to 75,415 common shares was based on the difference between the current market value (market price of $25.00 multiplied by exercise shares of 6,906) and the exercise price ($3.75) multiplied by number of exercise shares (6,906). This number is then divided by the adjusted price of the common stock ($1.946).

As of September 30, 2016, there are no warrants outstanding.

NOTE 8 -          LICENSE AGREEMENT AND INVESTMENT

On March 31, 2015, the Company and TAUG entered into a non-exclusive license agreement, whereby TAUG would provide CBD oil cartridges to be used in the Breathe eCigs Corp. e-cigarette products.  In accordance with the agreement, TAUG was to receive a royalty of 50% of the net revenues associated with the sale of certain products specified in the agreement.  In addition, there was a share swap between TAUG and the Company valued at $100,000.  The Company issued 26,667 shares at $3.75 for the commercialization of the products.  TAUG issued 10,869,565 shares of its stock to acquire the license agreement (investment).

Description	Amount
Stock issued	$100,000

Total	$100,000
Less: Management impairment valuation	100,000
Net September 30, 2016 and December 31, 2015 balances	$-

Issued 26,667 shares of Company common stock	26,667
at $1.00 per share.	$3.75
Share value	$100,000
Less: Management impairment valuation	$100,000
Net September 30, 2016 and December 31, 2015 balances	$-

At March 30, 2016 it was determined by management of both companies that the value of the investment based on stock value and the absence of a business venture to be pursued was valueless. Therefore, the entire investment and commercialization fees recorded were written off completely. At September 30, 2016, the value of total shares held was $44,565 ($0.0041 per share) classified as Investment – available for resale security.

WHITE FOX VENTURES, INC.
(FORMERLY BREATHE ECIG CORP.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2016

NOTE 9 -          RELATED PARTY TRANSACTIONS

On August 24, 2015, the Company received funds from 3476863 Canada Inc. (Peter Comito) in the amount of $50,000 under a Stock Purchase Agreement.  The Company intended to convert these funds into equity through the issuance of common shares of stock.  On March 28, 2016, the Company issued common shares under a settlement agreement to satisfy this obligation.

On September 22, 2015, Giovanni Comito purchased 104,000 shares of the Company’s common stock, par value $0.10, from Joshua Kimmel, the Company’s Chief Executive Officer, Chief Financial Officer and member of the Board of Directors at the time, for an aggregate purchase price of $75,000.  All such shares were “restricted securities” at the time of the purchase and will continue to be “restricted securities” as such term is defined under Rule 144 of the Securities Act of 1933, as amended.

On September 22, 2015, the Company issued an unsecured promissory note to Kimmel in consideration for gross proceeds to the Company of $75,000 (constituting all proceeds received by Kimmel as part of the Comito Purchase).  The Kimmel Note accrued interest at 4.5% per annum unless there were an event of default, in which case the interest rate increased to 9.0% per annum.  The entire principal amount and all accrued but unpaid interest under the Kimmel Note became due and payable by the Company on September 22, 2016.  As of September 30, 2016, accrued interest was $3,477.

On September 30, 2015, the Company issued an unsecured promissory note to Giovanni Comito in consideration for gross proceeds to the Company of $400,000 pursuant to a letter of intent (“LOI”) purchase agreement for the sale of intellectual property held by the Company.  The Giovanni Comito Note accrued interest at 4.5% per annum unless there were an event of default in which case the interest rate increased to 9.0% per annum.  The entire principal amount and all accrued but unpaid interest under the Giovanni Comito Note was due and payable by the Company no later than March 31, 2016.  On March 28, 2016 this obligation was satisfied as described below.

During the three months ended December 31, 2015 the Company, issued nine unsecured promissory note to Peter Comito and affiliated companies in consideration for gross proceeds to the Company of $500,000 pursuant to the LOI.  The Notes accrued interest at 4.5% per annum unless there were an event of default in which case the interest rate increased to 9.0% per annum.  The entire principal amount and all accrued but unpaid interest under the Notes was due and payable by the Company no later than six months after issuance.  On March 28, 2016 this obligation was satisfied as described below.

On October 28, 2015, the Company, issued an unsecured promissory note to 9138-1095 Quebec Inc. (Angelo Chiapetta) in consideration for gross proceeds to the Company of $50,000 pursuant to the LOI.  The 9138-1095 Quebec Inc. (Angelo Chiapetta) Note accruef interest at 4.5% per annum unless there were an event of default in which case the interest rate increased to 9.0% per annum.  The entire principal amount and all accrued but unpaid interest under the 9138-1095 Quebec Inc. (Angelo Chiapetta) was due and payable by the Company no later than April 28, 2016.  On March 28, 2016 this obligation was satisfied as described below.

On November 4, 2015, the Company, issued an unsecured promissory note to 7091061 Canada Inc. (Carmine D'Argenio) in consideration for gross proceeds to the Company of $50,000 pursuant to the LOI.  The 7091061 Canada Inc. (Carmine D'Argenio) Note accrued interest at 4.5% per annum unless there were an event of default in which case the interest rate increased to 9.0% per annum.  The entire principal amount and all accrued but unpaid interest under the 7091061 Canada Inc. (Carmine D'Argenio) was due and payable by the Company no later than May 4, 2016.  On March 28, 2016 this obligation was satisfied as described below.

On March 28, 2016, the Company’s obligations under each of the Giovanni Comito Note, the nine Peter Comito Notes, the 9138-1095 Quebec Inc. (Angelo Chiapetta) Note and the 7091061 Canada Inc. (Carmine D’Argenio) Note were satisfied with the collective issuance of 858,326 shares to settle a total of $1,050,000 related party notes relating to the purchase of the Company’s intellectual property.

During the three months ended March 31, 2016 a related party paid expenses and debt on behalf of the Company in the amount of $42,500 which was agreed to be settled for 550,000 shares of Company stock, issued April 4, 2016.

During the nine months ended September 30, 2016 related parties funded obligations of the Company in the amount of $987,592.  This amount as of November 30, 2016, was $996,667. The Company issued 52,862,002 shares of common stock to settle these obligations through November 30, 2016, with $15,618 still due.

Notes Payable

On August 9, 2016, the Company entered into a 12-month non-convertible note with a related party in the amount of $25,000 bearing an interest rate of 8%.  The note matures on August 9, 2017. If the note defaults, the lender at its discretion may convert principal and accrued interest into common stock at a value of $0.01 per share.

WHITE FOX VENTURES, INC.
(FORMERLY BREATHE ECIG CORP.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2016

NOTE 10 -          PROVISION FOR INCOME TAXES

As of September 30, 2016, there is no provision for income taxes, current or deferred.

Net operating losses carryforward	$1,567,001
Valuation allowance	(1,567,001)
$-

The Company has approximately $10,446,674 in net operating losses as of September 30, 2016 available to offset future taxable income through 2036. The Company has established a valuation allowance equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

A reconciliation of the Company’s effective tax rate as a percentage of income before taxes and the statutory rate for year ended September 30, 2016 is summarized below:

Federal rate	15%
State rate	-%

Combined Tax Rate	15%
Valuation allowance	(15)%

NOTE 11 -          COMMITMENTS

The Company had the following financial commitments, represented by lease agreements, as of September 30 2016,

Year ending December 31,
2016	$26,241
2017	103,271
2018	50,013
$179,241

Rent expense for the three and nine months ended September 30, 2016 was $25,519 and $21,958 compared to $3,561 and $4,748 for the same period in the prior year.  Rental amounts are presented in both continuing and discontinued operations.

On March 15, 2015 the Company entered into a 38-month lease agreement for office space 322 Nancy Lane, Suite 7, Knoxville, Tennessee. This office was the former operational headquarters for the Company.  The Company is currently working with the landlord to find another tenant for this space and remove this obligation.

On April 25, 2016 the Company entered into a lease agreement for virtual office space on New York City, New York to conduct Company business and investor relations.  Rent payments commenced on May 1, 2016.  The total commitment is $2,790 with an expiration of April 30, 2017.

On September 20, 2016, White Fox Japan LLC, the Company’s majority owned subsidiary entered into an approximately two-year lease for office space in Tokyo, Japan.  The lease commenced on August 1, 2016, expiring September 19, 2018.  Rent is fixed over the lease period at $7,300 per month.

WHITE FOX VENTURES, INC.
(FORMERLY BREATHE ECIG CORP.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2016

NOTE 12 -          SUBSEQUENT EVENTS

Corporate Matters

On October 17, 2016, the Company’s CEO, Shinsuke Nakano repurchased from former Chief Financial Officer, Seth Shaw, 3,200,000 shares at price of $0.01 for a total value of $32,000.

On November 2, 2016, the Company transferred the 5,000,000 common shares which it holds in Tauriga Sciences, Inc. pursuant to the March 30, 2016 settlement agreement under trademark litigation with Breathe LLC (a Florida limited liability company.) At the time of the transfer, the shares had a fair market value of $36,500 ($0.0073.)

Effective December 1, 2016 the Company has withdrawn from its commitment to NQ Materials PLC to purchase a $2,500,000 stake in the company. At the time of the termination of this agreement the Company had invested $250,000 acquiring 2,252,252 common shares.

Stock Issuances

On October 18, 2016, the Company issued 4,501,719 common shares valued at $112,543 ($0.025 per share) to Chief Executive Officer, Shinsuke Nakano, as repayment of funds used to fund consultants in the areas of legal, administration, web design and accounting as well as a $100,000 investment in NQ Materials PLC representing the second tranche of the investment. These shares were recorded as a private placement sale of common shares.

ITEM 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The discussion of the financial condition and results of operations of the Company set forth below should be read in conjunction with the consolidated financial statements and related notes thereto included elsewhere in this Form 10-Q. This Form 10-Q contains forward-looking statements that involve risks and uncertainties. The statements contained in this Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. When used in this Form 10-Q, or in the documents incorporated by reference into this Form 10-Q, the words “anticipate”, “believe”, “estimate”, “intend” and “expect” and similar expressions are intended to identify such forward-looking statements. Such forward-looking statements include, without limitation, the statements regarding the Company’s strategy, future sales, future expenses, future liquidity and capital resources. All forward-looking statements in this Form 10-Q are based upon information available to the Company on the date of this Form 10-Q, and the Company assumes no obligation to update any such forward-looking statements. The Company’s actual results could differ materially from those discussed in this Form 10-Q. Factors that could cause or contribute to such differences (“Cautionary Statements”) include, but are not limited to, those discussed in Item 1. Business — “Risk Factors” and elsewhere in the Company’s Annual Report on Form 10-K, which are incorporated by reference herein and in this report. All subsequent written and oral forward-looking statements attributable to the Company, or persons acting on the Company’s behalf, are expressly qualified in their entirety by the Cautionary Statements.

Corporate History

White Fox Ventures, Inc. is a Nevada corporation organized September 2, 2006.  Our original name was Celtic Capital, Inc.   On October 20, 2008, we changed our name to Entertainment Education Arts Inc.  On May 12, 2010, we changed our name to DNA Precious Metals, Inc.  On March 5, 2015 pursuant to an agreement and plan of merger, the Company changed its name to Breathe eCig Corp.  On May 23, 2016, the Company changed its name to White Fox Ventures, Inc. to better reflect its new business direction after the trademark legal settlement and discontinuance of the eCigarette operation. White Fox Ventures, Inc. may also be referred to as “White Fox”, “we”, “us” or the “Company”.

From May 2010 through February 3, 2015, we were an exploration stage mining company.  The Company’s focus was the development of the Montauban Mining Project, located in the Montauban and Chavigny townships near Grondines-West in Portneauf County, Quebec, Canada (the “Montauban Mine Property” or “Property”). Recognizing the need to secure significant additional capital to put the Property into production, management began to focus its attention on other business opportunities which would not require the significant capital required to expand the Property.  In furtherance thereof, on January 16, 2015, the Company entered into a share exchange agreement with Breathe LLC, a Tennessee limited liability company, whereby the Company acquired all of the issued and outstanding membership interests in Breathe LLC in consideration for the issuance of 1,500,000 shares of the Company’s common stock to the members of Breathe, LLC.

Following the acquisition of Breathe LLC, on March 5, 2015 we entered into an Agreement and Plan of Merger (the “Merger Agreement”) pursuant to which the Company merged with its wholly owned subsidiary, Breathe eCig Corp., the sole purpose of which was to effect a change of the Company's name from DNA Precious Metals, Inc. to Breathe eCig Corp.

With the acquisition of Breathe LLC, the Company determined to spin-off the operations of its mining operations which were being conducted through its wholly owned subsidiary, DNA Canada, Inc (“DNAC”).  Effective February 3, 2015, we declared a stock dividend whereby each of the Company’s shareholders on the record date (February 3. 2015) would receive one share of DNAC for every two shares of the Company’s common stock owned.  The former members of Breathe LLC tendered their shares of DNAC for redemption by the Company.

With the completion of the spin-off, the Company exited the mining field and its sole and exclusive business operations was marketing its electronic cigarettes and related vapor devices. Following the trademark litigation through which the Company agreed to cease its continuing operations in the electronic cigarette business, and the investment by the new management team, each of which developments is described in more detail below, the Company’s business model changed to the development of business academies in Japan.

On May 23, 2016, the Company filed with the Secretary of State for the State of Nevada, the amendment to its Articles of Incorporation to change the name of the company to White Fox Ventures, Inc. (“White Fox”) to better reflect the new direction of the business and to effect a 100:1 reverse stock split. On May 27, 2016, the Company filed the necessary documents with FINRA requesting these items as well as requesting a new ticker symbol, AWAW. FINRA announced its final approval on June 22, 2016.

On June 17, 2016, the Company formed a subsidiary with a 99% majority ownership stake.  The remaining non-controlling one percent of this subsidiary, White Fox Japan LLC, is owned by a related party, the Company’s Chief Operating Officer and Director, Takehiro Abe.  The Company currently conducts all of its transactional operational activity through this subsidiary, which plans, manages and promotes seminars and classes in Japan.

Breathe eCigs Corp. Acquisition and Spin-off of DNA Canada, Inc.

On January 16, 2015, the Company entered into a share exchange agreement with Breathe LLC, a Tennessee limited liability company whereby the Company acquired all of the issued and outstanding membership interests in Breathe LLC in consideration for the issuance of 1,500,000 shares of the Company’s common stock to the members of Breathe LLC.

As a result of the transaction effected by the Exchange Agreement, the former Breathe equity holders members owned approximately 56% of the then issued and outstanding common stock of the Company.  As a result, the Company accounted for this transaction as a reverse merger whereby the accounting acquirer and the comparative figures are those of Breathe.

Trademark Settlement/Disposal of eCigarette Operations

As of March 30, 2016, pursuant to a settlement agreement under trademark litigation with the plaintiff, Breathe LLC (a Florida limited liability company), the Company ceased its continuing operations in the eCigarette business. In accordance with the settlement agreement, the Company paid two cash payments totaling $25,000 and issued 500,000 restricted common shares of Company stock (valued at $50,000) to the plaintiff. In addition, the Company agreed to transfer 5,000,000 common shares which it held in Tauriga Sciences, Inc. At September 30, 2016 the value of the shares was $20,500 ($0.0041 per share.) The Company further agreed to split 50/50 any future sales of its held inventory.  The sale of inventory shall be a joint effort by the two companies and shall last for one year from April 1, 2016. After such period, the Company will dispose of any remaining inventory. The Company does not expect to sell the remaining inventory and has fully impaired the asset as of September 30, 2016.

On November 2, 2016, the Company transferred the 5,000,000 common shares which it held in Tauriga Sciences, Inc.

White Fox Ventures Inc.

In an agreement dated as of April 1, 2016, the Company agreed to acquire White Fox Ventures Inc. for in an undetermined amount of shares equating 85% of the total authorized capital of the Company. White Fox Ventures Inc., a Nevada Corporation was in existence less than 60 days and the only asset in the company was a license agreement that it had entered into with a Japanese company. Since the license agreement only stipulated a royalty fee on sales, White Fox Ventures Inc. did not record a value to the agreement. When the Company was completing its due diligence on this acquisition, it determined that the agreement and acquisition were not in the best interests of the Company at that time. As a result of this, the agreement was rescinded as noted in the Current Report on Form 8-K filed with the SEC on May 16, 2016.  The principal of White Fox Ventures Inc., Mr. Shinsuke Nakano (“Nakano”) and investors had invested $196,557 into the Company in the form of payment of various settlements and invoices outstanding. The investment was treated as private placement at $0.01 per share, whereby the Company, on May 10, 2016, issued to Nakano and the investors 19,655,700 shares of common stock, which represented 71.7% of the shares issued and outstanding at the time the agreement was rescinded. In addition, for their investments, Nakano was named as the Chief Executive Officer of the Company and the Chairman of the Board and Mr. Abe was named to the position of Chief Operating Officer ("COO") and Director.

The operations of White Fox Ventures, Inc.:

ABOUT WHITE FOX VENTURES, INC.

The Company was formed as Breathe, LLC in October 2013 and Breathe eCigs. Corp. was formed on December 31, 2014.  On December 31, 2014, Breathe, LLC entered into a Bill of Sale to transfer 100% of the assets to Breathe eCigs Corp. Breathe eCigs Corp. operated as a development stage company that developed, marketed and distributed electronic cigarettes (“E-cigarettes”), vaporizers, e-liquids (i.e., liquid nicotine) and related accessories.  As of March 30, 2016, pursuant to the settlement agreement under trademark litigation with plaintiff, Breathe LLC (a Florida organization), the Company had ceased its continuing operations in the eCigarette business. The Company does not expect to sell the remaining inventory and has fully impaired the asset as of September 30, 2016.

With the departure of Joshua Kimmel on January 25, 2016 and the discontinuance of operations the Company, the Company struggled to obtain capital.  The Company was able to settle debts for stock, obtain funding via related parties as well as from a Japanese based investor group with principals of Japanese based White Fox, Co. Ltd. investing $987,592 through September 30, 2016.  The amount invested through November 30, 2016, was $996,667. The Company issued 52,862,002 shares of common stock to settle these obligations through November 30, 2016, with $15,618 still due.

On May 23, 2016, the Company filed with the Secretary of State for the State of Nevada, the amendment to its Articles of Incorporation to change the name of the company to White Fox Ventures, Inc. (“White Fox”) to better reflect the new direction of the business and to effect a 100:1 reverse stock split. On May 27, 2016, the Company filed the necessary documents with FINRA requesting these items as well as requesting a new ticker symbol.

On June 22, 2016, FINRA announced its final approval for the Company’s change of name to White Fox Ventures, Inc., as well as a 100:1  reverse stock split and the Company’s new ticker symbol, AWAW, which began trading on July 20, 2016.

The Company currently conducts all transactional operational activity of the Company through its 99% owned subsidiary, White Fox Japan LLC.  The subsidiary will plan, manage and promote seminars and classes in Japan.

BUSINESS STRATEGY

The Company's new core focus is the establishment of business academies throughout Japan. The Company has operations throughout Japan: Sapporo, Sendai, Tokyo, Matsumoto, Nagoya, Osaka, Okoyama, Kumamoto and Fukuoka. The Company also plans to launch its academy via online throughout Japan.

White Fox is currently developing its online proprietary application to be exclusively utilized by its academy members. This application shall be available for direct downloading onto smartphones, such as: iPhones, Android as well as iOS and Tablet devices. The Company expects to launch this application sometime during winter of 2017 (1st Quarter, 2017).

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

Market Opportunity

We believe that the market potential in Japan and worldwide will continue to rise for the foreseeable future and believe we can garner 10,000 users and/or subscribers by the second quarter of 2017.

We believe that the market opportunity for online financial academies represents a significant potential for the years to come. We believe that the ongoing transition to online and mobile banking also offers an opportunity to introduce younger generations to important concepts in personal finance through online and mobile platforms. White Fox’s academies seek to provide academic and hands-on experience to a new generation of savers and investors.

Marketing and Growth Strategies

Our marketing strategy involves:

●
Collection or purchase of e-mail lists of a prospective audience

●
Automated e-mail delivery to the e-mail addresses on the list (e.g., video ad distribution every day at 6:00 p.m. Market Launch May 2016)

●
Introduction of White Fox Online Academy videos.

●
Use of distribution agents who will sell White Fox products for a finder’s fee or commission or mark up.

We sell our products via the Internet. We estimate that the conversion rate in obtaining new customers will be approximately 1% ~ 2% from our total emails or links sent or opened. We are currently concentrating our efforts on reaching as many potential new members from pre-selected lists as we can. We currently have a list of 100,000 likely candidates. After obtaining new members or customers for our academy videos, we can sell other products, such as digital coins or special seminars.

Upon the company reaching 10,000 members, we plan to issue our own corporate debit card.

We believe our revenue flow will be somewhat stable from ongoing membership fees even without the various added income potentials previously described. Because our business plan is in its early stages, we can give no assurances that our expected conversion rate will be met, that we will be able to obtain a substantial number of members or customers for our online videos, that we will be able to sell additional products to our existing members or customers, or that we will be able to achieve a growth rate or revenue base from ongoing membership fees that will make our operations profitable.

DISCUSSION OF RESULTS OF OPERATIONS

The following discussion should be read in conjunction with, and is qualified in its entirety by, our unaudited financial statements for the three and nine month periods ended September 30, 2016 and September 30, 2015, and certain other financial information included elsewhere in this report.

From May 2010 through February 3, 2015 the Company was an exploratory stage-mining corporation. The Company did not commence mining operations nor did we generate revenues.  With the acquisition of Breathe in January 2015, our sole business objective became the eCigarette industry.  The mining operations were divested pursuant to a stock dividend received by the shareholders of the Company.

As a result of the Exchange Agreement, the Company accounted for this transaction as a reverse merger whereby Breathe was the accounting acquirer and the comparative period figures are those of Breathe.

As of March 30, 2016, pursuant to a settlement agreement under trademark litigation with the plaintiff, Breathe LLC (a Florida limited liability company), the Company ceased its continuing operations in the eCigarette business. The Company further agreed to split 50/50 any future sales of its held inventory.  The sale of inventory shall be a joint effort by the two companies and shall last for one year from April 1, 2016. After such period, the Company will dispose of any remaining inventory. The Company does not expect to sell the remaining inventory and has fully impaired the asset as of September 30, 2016.

Results of Operations for Three and Nine Months Ended September 30, 2016 and 2015

Discontinued operations

As of March 30, 2016, pursuant to a settlement agreement under trademark litigation with a plaintiff, the Company ceased its continuing operations in the eCigarette business.

For the nine months ended September 30, 2016 the Company had virtually no revenue from its discontinued operations compared to $64,218 and $70,218 for the three and nine months ended September 30, 2015.

Cost of Sales from discontinued operations

For the three and nine months ended September 30, 2016 and 2015 the Company had cost of goods sold attributable to its discontinued operations of $0 and $1,851 compared to $93,447 and $100,504 for the same period in the prior year, related to monthly fees from the third-party inventory holding company which still holds our remaining inventory.

The Company agreed to split 50/50 any future sales of its held inventory.  The sale of inventory shall be a joint effort by the two companies and shall last for one year from April 1, 2016. After such period, the Company will dispose of any remaining inventory. The Company does not expect to sell the remaining inventory and has fully impaired the asset as of September 30, 2016.

Loss from discontinued operations

For the three months ended September 30, 2016, the loss from discontinued operations was $117,403 compared to $326,378 in the three months ended September 30, 2015. The difference was driven by marketing, general and administrative expenses and professional fees in 2015 as the Company was starting up operations.

For the nine months ended September 30, 2016, the loss from discontinued operations was $147,675 compared to $2,217,944 in the prior period. The difference was driven by marketing, general and administrative expenses and professional fees in 2015 as the Company was starting up operations.

Results from continuing operations –

The Company’s continuing operations through its majority owned subsidiary, White Fox Japan LLC, are in the financial services and technology sector focused on its revenue generating investor academy. The Company offers multiple products as trial and annual membership subscriptions. The Company also offers lifetime premium membership levels which are offered to annual paying members.

Crest Partner membership – this is an exclusive lifetime membership which requires acceptance based on an interview process.  These advanced members must be very familiar with AWA and assist in the learning and Academy training of AWA members.  In order to maintain a Crest Partner Membership, the member must maintain an active annual Premium or AWA Plus membership.

Partner membership- this is a lifetime membership whereby members assist in the learning and Academy training of AWA members.  In order to maintain a Partner Membership, the member must maintain an active annual Premium or AWA Plus membership.

Premium membership --Premium is a general annual membership.  The member has access to the basic AWA Academy and may participate in the nationwide academy as many times as possible.  Premiums members may increase knowledge by contacting Partners and Crest partners at various locations.

AWA plus – this is the basic annual membership level of AWA.  The member has access to the basic AWA Academy.

New memberships sold – the below chart shows new membership contracts. The number of members is the total of Premium and Plus members because Partner and Crest Partners must first have a basic annual membership:

	Three months ended September 30, 2016	Nine months ended September 30, 2016
Plus	94	94
Premium	103	103
Partner	29	29
Crest	23	23

New product sales - cash receipts and credit card receipts or credit card receivable- the below amounts show cash and credit card receipts (both received and in transit for the period ended September 30, 2016.) Most of these amounts are not reflected in revenue recognized for the current period, but are recorded  as deferred revenue and recognized over different periods of time. Plus and Premium memberships are recognized prorata over a twelve month period. The lifetime memberships of Partner or Crest levels are recognized over the average length of time that these memberships are active. Since this operation is new there is no track record to calculate the average length of these memberships. The company has chosen to recognize these amounts prorata over thirty-six months. This number will be revaluated annually to determine if there is a more appropriate period over which to recognize revenue from these lifetime contracts.

Product	Membership Sales	Revenue Recognized	Deferred Revenue
Premium Membership	$199,595	(25,170)	$174,425
Crest Partner Membership	282,290	(5,629)	276,661
Partner Membership	113,191	(1,965)	111,226
Plus Membership	10,823	(119)	10,704
Events	951	(501)	450
Totals	$606,850	(33,385)	$573,465

Less selling fees		9,954
Total Revenue		$(23,431)

Revenue and Cost of Goods Sold

REVENUE	July	Aug	Sep	Total
Premium Membership	$1,544	8,357	15,269	$25,170
Crest Partner Membership	-	539	5,090	5,629
Partner Membership	71	309	1,585	1,965
Plus Membership	-	-	119	119
Events	448	-	53	501
Less selling fees	(2,420)	(2,720)	(4,814)	(9,954)
Total Revenue	$(356)	6,485	17,302	$23,431

Cost of Goods Sold
Event Cost	11,032	11,919	11,001	33,953
Production Expense	9,985	9,985	12,286	32,255
Member Dinners		1,942	1,606	3,548
Total Cost of Goods Sold	$21,017	23,846	24,893	$69,756

Total Gross Margin (net loss)	$(21,373)	$(17,361)	$(7,591)	$(46,325)

Revenue – For the three and nine months ended September 30, 2016 net revenue recognized was $23,431compared to $0 for the same period in the prior year. Deferred revenue on contracts membership at September 30, 2016 was $573,465 compares to $0 for the same period in the prior year.

Cost of goods sold - For the three and nine months ended September 30, 2016 cost of goods sold was $69,756 or 297.7% of revenue compared to $0 for the same period in the prior year. Gross loss on sales was ($46,325) or (197.7%) of revenue for both the three and nine months ended September 30, 2016 compared to $0 for the same periods in the prior year.

Professional fees – For the three months ended September 30, 2016 and 2015 professional fees were $194,758 and $302,787.  Professional fees include consulting fees paid to advisors involved with restructuring the Company.  The other amounts expensed were for legal and accounting fees.

For the nine months ended September 30, 2016 and 2015 professional fees were $380,659 and $4,762,594.  Professional fees include consulting fees paid to advisors involved in restructuring the Company.  The other amounts expensed were for legal and accounting.

General and administrative –  For the three and nine months ended September 30, 2016, General and administrative expense was $64,674 and $127,641 compared to $63,623 and $150,163, respectively, in the same periods of the prior year.

Net loss

Net loss. Net loss attributable to common shareholders for the three months ended September 30, 2016 totaled $307,908 compared to a net loss attributable to common shareholders of $1,038,807 for the third quarter of the prior year.  Net loss from continuing operation prior to the elimination of non-controlling interest for the three months ended September 30, 2016 and 2015 was $190,505 and $712,429 respectively.  Loss from discontinued operations for the three months ended September 30, 2016 and 2015 was $117,403 and $326,378, respectively.

Net loss attributable to common shareholders for the nine months ended September 30, 2016 totaled $1,008,269 and compared to a net loss attributable to common shareholders of $7,714,587 for the nine months ended September 30, 2015.  Net loss from continuing operation prior to the elimination of non-controlling interest for the nine months ended September 30, 2016 and 2015 was $866,910 and $5,496,643, respectively.  Loss from discontinued operations for the nine months ended September 30, 2016 and 2015 was $147,675 and $2,217,944, respectively.

Liquidity and Capital Resources

Total assets

Through September 30, 2016 operations had been primarily funded through debt and equity financing. During the nine months ended September 30, 2016, we raised $587,747 through the issuance of notes and $917,088 through the sale of our common stock.

At September 30, 2016, we had $57,718 in cash, prepaid expenses of $190,587, $190,961 recorded as a marketable securities in an investment and sales receivable (credit card settlements in transit) of $181,207.  Total current assets were $620,473.

The company also has property and equipment, net of depreciation, in the amount $41,522 and a $50,000 investment in a privately held company consisting of less than 2% ownership. Total assets were $711,995 of September 30, 2016. At December 31, 2015, we had cash totaling $10,955.

Total liabilities

Current liabilities at September 30, 2016 totaled $1,134,339 as compared to $2,271,674 at December 31, 2015. Our current liabilities as of September 30, 2016 included $132,970 related to current notes payable, as well as accrued interest of $3,745. Notes payable for related parties for the period ended September 30, 2016 was $385,047 compared to $1,175,000 at December 31, 2015. The decrease was due to the March 28, 2016 settlement of certain obligations with the collective issuance of 858,326 shares to settle a total of $1,050,000 related party notes related to the purchase of the Company’s intellectual property in connection with a lawsuit.  Other current liabilities at September 30, 2016 were a liability to issue stock of $135,710 and accounts payable of $237,863 compared to $444,670 at December 31, 2015. Liabilities from discontinued operations for the nine months ended September 30, 2016 were $239,004 compared to $232,771 at December 31, 2015.  We had deferred revenue on sales in the amount of $573,465 recorded as a long- term liability at September 30, 2016. The Company had no long-term liabilities as of December 31, 2015.

We believe that our cash on hand at September 30, 2016 plus cash from on-going operations will be sufficient to fund our current working capital requirements.  We may continue to seek additional equity financing. However, there is no assurance that we will be successful in our equity private placements or if we are that the terms will be beneficial to our shareholders.

Cash flow from operations. During the nine months ended September 30, 2016 the Company had a negative cash flow from operations in the amount of $880,826 compared to negative cash flow from operations of $1,806,389 for the same period in the prior-year.

Cash flow used in investing activities. During the nine months ended September 30, 2016 the company used $342,901 from investing activities compared $0 to the same period in the prior-year.

Cash flow from financing. During the nine months ended September 30, 2016 the Company received $1,259,635 from financing activities compared to $1,910,277 for the same period in the prior year.  During the nine months ended September 30, 2016 the Company received $0 in proceeds resulting from the issuance of convertible notes compared to $770,250 for the same period in the prior year, $587,747 from promissory notes from related parties and $917,088 in proceeds from common stock issued, offset by $245,200 used in the repayment of notes payable.

Going Concern Qualifications

The condensed consolidated financial statements have been prepared on a going concern basis. The going concern basis of presentation assumes that the Company will continue in operation for the foreseeable future and be able to realize its assets and discharge its liabilities and commitments in the normal course of business. The Company has generated net losses from continuing and discontinued operations attributable to common shareholders totaling $1,014,585 and $7,714,587 for the nine months ended September 30, 2016 and 2015, respectively. The Company’s continuation as a going concern is dependent upon, amongst other things, developing a new line of business as well as continued financial support from its shareholders and lenders, attaining a satisfactory revenue level, attainment of profitable operations and the generation of cash from operations and the ability to secure new financing arrangements and new capital to carry out its business plan. These matters are dependent on a number of items outside of the Company’s control and there exist material uncertainties that may cast significant doubt about the Company’s ability to continue as a going concern. The Company can give no assurance that it will achieve profitability or be capable of sustaining profitable operations in its new business of White Fox. These condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of the carrying amounts of assets or the amount and classification of liabilities that might result if the Company is unable to continue as a going concern. These factors raise substantial doubt regarding the ability of the Company to continue as a going concern. The Company recently raised $587,747 in net debt proceeds for which full settlement was attained by the issuance of common stock of the Company and $917,088 of equity proceeds during the nine months ended September 30, 2016, to pay for the reorganization costs.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURESABOUT MARKET RISK.

Not applicable

ITEM 4.	CONTROLS AND PROCEDURES.

As of the end of the period covered by this quarterly report on Form 10-Q, the Company’s Chief Executive Officer and Chief Financial Officer conducted an evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934). Based upon this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of such date.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.
LEGAL PROCEEDINGS.

From time to time, we may be involved in various claims, lawsuits, and disputes with third parties, actions involving allegations of discrimination or breach of contract actions incidental to the operation of our business. However, we are not currently involved in any litigation which we believe could have a materially adverse effect on our financial condition or results of operations.

ITEM 1A.	RISK FACTORS.

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

For the nine months ended September 30, 2016, the Company issued the following unregistered shares:

In the nine months ended September 30, 2016, the Company issued 57,955,283 shares of common stock to holders of convertible notes.  The noteholders converted $186,220 of principal and interest for the shares.  The applicable conversion prices ranged from $0.01 to $0.10 per share.

In the nine months ended September 30, 2016, the Company issued 858,326 shares of common stock to Giovanni and Peter Comito and their affiliates pursuant to the Comprehensive Settlement Agreement entered into on March 9, 2016 to convert $1,050,000 in notes payable and acquire the intellectual property of the Company.

In the nine months ended September 30, 2016, the Company issued 550,000 common shares to a related party for the settlement of payments made on behalf of the Company.  The Company recognized a loss on debt conversion for the amount in excess of the closing stock price on the day of issuance over the value of the liabilities settled in the amount of $12,500 (550,000 shares at $0.10.)

In the nine months ended September 30, 2016, the Company issued 57,955,283 shares of common stock to Company board members and officers and other investors, who had invested $817,088 in the Company in the form of payment of various settlements and invoices outstanding. These investments were treated as private placements with prices ranging from $0.01 to $0.18 per share.

In the nine months ended September 30, 2016, the Company issued 350,000 shares of common stock with a value of $3,255 ($0.0093 per share) along with $10,000 in cash to settle fees due for services in the amount of $118,575. The Company recognized a gain on settlement of $115,320.

On April 15, 2016, the Company issued 500,000 common shares pursuant to a settlement agreement entered into on March 30, 2016, concerning trademark litigation with plaintiff, Breathe LLC (a Florida limited liability company.) The share issuance was recorded at the closing price of the stock as of the day the Company entered into the settlement agreement in the amount of $50,000 ($0.10 per share.)

All foregoing issuances were exempt from registration requirements under Section 4(2) and/or Rule 506 of Regulation D of the Securities Act of 1933, as amended.

ITEM 6.	EXHIBITS.

(a)           Exhibits.

Exhibit Number	Description

31.1	Certification of Chief Executive Officer required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer of required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63*

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63*

Exhibit 101

101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Label Linkbase Document.
101.PRE	XBRL Taxonomy Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
________________________________
*	furnished, not filed

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  January 6, 2017

WHITE FOX VENTURES, INC.

By:	/s/ Shinsuke Nakano, CEO Shinsuke Nakano, CEO Chief Executive Officer

By:	/s/ Takehiro Abe
Takehiro Abe, Director
Chief Financial Officer